Form 10QSB
period 1996-03-31
AMERICAN EDUCATION CORPORATION
filed 1996-12-18
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado
--------
(State or other jurisdiction of incorporaion, or organization)

84-0838184
----------
(IRS Employer Identification number)

7506 North Broadway Extension, Suite 505, Oklahoma City, OK 73116
(Address of principal executive offices)

(405) 840-6031
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / /  NO /X/

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation
SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES / /  NO /X/

There is presently no market maker for shares of the Registrant's common stock. Therefore, the Registrant is unable to determine the market value (if any) of the voting stock held by non affiliates of the Registrant.

Number of shares of the registrant's common stock
outstanding as of December 1, 1996:          12,457,345

Transitional Small Business Disclosure Format
YES / /  NO /X/


THE AMERICAN EDUCATION CORPORATION

INDEX

                                                                Page No.
                                                                --------

PART 1 - FINANCIAL INFORMATION

Item 1     Balance Sheets                                           3
           September 30, 1996 and December 31, 1995

           Statements of Operations
           For the Quarter Ended September 30, 1996                 4
           and for the Quarter Ended September 30, 1995

           For the Nine Months Ended September 30, 1996             5
           and for the Nine Months Ended September 30, 1995

           Statements of Cash Flows                                 6
           For the Nine Months Ended September 30, 1996
           and for the Nine Months Ended September 30, 1995

           Notes to Interim Financial Statements                    7

Item 2     Management's Discussion and Analysis of Financial        9
           Conditions and Results of Operations


PART II - OTHER INFORMATION                                        12

SIGNATURE PAGE                                                     13


PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS


                                                    September 30   December 31
                                                        1996           1995
                                                    ------------   -----------
ASSETS

Current assets:
   Cash                                              $  187,559    $   56,882
   Accounts receivable, net of allowance for
     uncollectible accounts of $28,822                  880,749       130,352
   Inventories, net of impairment reserve of $10,000     24,976        19,986
   Prepaid expenses and deposits                         20,129         7,147
                                                      ---------    -----------
     Total current assets                             1,113.413       214,367

   Property and equipment, at cost                      162,587       135,115
     Less accumulated depreciation and amortization    (120,575)      (99,641)
                                                      ----------   -----------
       Net property and equipment                        42,012        35,474

Other assets:
   Capitalized software costs, net of accumulated
     amortization of $931,793 and $745,989              313,836       312,364
   Goodwill, net of accumulated amortization
     of $188,968 and $154,264                            57,832        92,536
                                                      ----------   -----------
       Total other assets                               371,668       404,900
                                                      ----------   -----------
Total Assets                                         $1,527,093    $  654,741
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities          $  772,462    $1,063,384
   Current maturities of notes payable
     and long term debt                                  50,000       726,989
                                                     -----------   -----------
       Total current liabilities                        822,462     1,790,373

Long-term debt                                           60,000        65,000
                                                     -----------   -----------
Total liabilities                                       882,462     1,855,373

Commitments and contingencies                                 -             -

Stockholders' Deficit
   Preferred Stock, $.001 par value; Authorized -
   50,000,000 shares;
     issued and outstanding - none                            -             -
   Common Stock, $.025 par value; Authorized -
   15,000,000 shares;
     issued and outstanding - 12,433,850 and
     8,570,865 shares.                                  303,683       214,272
   Additional paid-in capital                         5,271,471     4,083,616
   Retained deficit                                  (4,930,523)   (5,498,520)
                                                     -----------   -----------
       Total stockholders' deficit                      644,631    (1,200,632)
                                                     -----------   -----------
Total liabilities and stockholders' equity           $1,527,093    $  654,741
                                                     ===========   ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995


                                                          1996         1995
                                                          ----         ----
Net Sales                                             $  695,537   $  312,643
Cost of goods sold                                       102,358       74,315
                                                      ----------   ----------
   Gross profit                                          593,179      238,328

Operating expenses:
   Sales and marketing                                   152,874       82,707
   General and administrative                            213,379      198,774
   Amortization of capitalized software costs             65,007       55,509
                                                      ----------    ---------
   Total operating expenses                              431,260      336,990
                                                      ----------    ---------
   Operating earnings (loss)                             161,919      (98,662)
                                                      ----------    ----------
Other income (expense):
   Miscellaneous income                                      250           47
   Interest expense                                       (1,250)     (31,993)
   Factoring costs                                        (6,744)      (9,512)
                                                      -----------   ----------
   Net earnings (loss)                                $  154,175    $(140,120)
                                                      ===========   ==========
Weighted average common shares outstanding            12,197,162    8,397,218
                                                      ===========   ==========
Earnings (loss) per share                             $    0.013    $  (0.017)
                                                      ===========   ==========


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                         1996         1995
                                                         ----         ----
Net Sales                                            $ 2,055,474   $  830,084
Cost of goods sold                                       300,957      204,448
                                                     -----------   ----------
   Gross profit                                        1,754,517      625,636

Operating expenses:
   Sales and marketing                                   388,944      220,154
   General and administrative                            582,578      572,818
   Amortization of capitalized software costs            185,804      161,527
                                                     -----------   ----------
   Total operating expenses                            1,157,326      954,499
                                                     -----------   ----------
   Operating earnings (loss)                             597,191     (328,863)
                                                     -----------   -----------
Other income (expense):
   Miscellaneous income                                   27,370           47
   Interest expense                                      (36,230)     (84,885)
   Factoring costs                                       (20,332)     (21,928)
                                                      -----------  -----------
   Net earnings (loss)                                $  567,999   $ (435,629)
                                                      ==========   ===========
Weighted average common shares outstanding            12,197,162    8,397,218
                                                      ==========   ===========
Earnings (loss) per share                             $   0.0470   $   (0.052)
                                                      ==========   ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                          1996         1995
                                                          ----         ----
Cash flows from operating activities:
   Net earnings (loss)                               $   567,999   $ (435,529)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                       235,274      212,784
     Gain on debt settlement                             (27,060)           -
     Reserve for bad debts                                87,593      (20,000)

   Changes in assets and liabilities:
     Accounts receivable                                (694,733)     (15,500)
     Inventories                                          (4,990)           -
     Prepaid expenses and other                          (12,982)       1,400
     Accounts payable and accrued liabilities             48,388       96,000
                                                     ------------   -----------
     Net cash provide by (used in) operating
     activities                                          199,489     (160,945)

Cash flow from investing activities:
   Purchase of capitalized software costs               (181,109)    (101,000)
   Purchase of property and equipment                    (27,472)      (6,000)
                                                     ------------   ----------
   Net cash used in investing activities                (208,581)    (107,000)

Cash flows from financing activities:
   Proceeds received from issuance of debt                42,268      274,000
   Principal payment on debt                              (2,499)      (6,500)
   Issuance of common stock for cash                     100,000            -
                                                     -----------    ----------
   Net cash provided by financing activities             139,769      267,500
                                                     -----------    ----------
Net increase (decrease) in cash                          130,677         (445)

Cash at beginning of the period                           56,882        2,746
                                                      ----------    ----------
Cash at end of the period                             $  187,559    $   2,301
                                                      ==========    ==========
Supplemental Cash Flow Disclosures:
   Interest paid                                      $   11,200    $  18,200
                                                      ==========    ==========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

1.  BASIS OF PRESENTATION

The interim financial statements at September 30, 1996, and for the three month and nine month periods ended
September 30, 1996, and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's
Form 10-KSB for the year ended December 31, 1995. The accompanying unaudited interim financial statements for the three month and nine month periods ended September
30, 1996, are not necessarily indicative of the results which can be expected for the entire year.

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
Company has incurred continuous losses and has not generated sufficient working capital to support its operations. The Company's continued existence is dependent on its ability to generate positive cash flow from its operations and/or raise additional financing or capital. In June 1996, $721,989 of current notes payable as of December 31, 1995, were converted to common stock and additional capital was raised through the sale of stock for cash.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  EXERCISE OF OPTIONS TO PURCHASE COMMON STOCK

As of December 31, 1995, options for 100,000 shares of common stock at $.20 per share remained outstanding.
These options were exercised in July 1996. Outstanding warrants to purchase 286,517 shares of common stock at $.50 per share were outstanding at December 31, 1995.
These warrants were exercised in September 1996.

3.  COMMITMENTS AND CONTINGENCIES

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange
Commission, Plaintiff v. The American Education
Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent
Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock.

The Company has various vendor claims pending on delinquent trade payables. The Company uses the services of a professional firm to work out settlements with these creditors. As a result, these payables may be settled for less than their recorded amounts.

4.  CORPORATE RESTRUCTURING

The Company issued 160,000 shares of common stock for cash at $.50 per share in March 1996. In March 1996, the Company also issued 363,677 shares of common stock valued at $.02 per share in exchange for services provided by officers and directors of the Company.
Notes payable and accrued interest totaling $976,710 at June 30, 1996, were converted to 2,666,274 shares of common stock at rates between $.20 and $.75 per share.
Stock options to purchase 100,000 shares of common stock at $.20 per share were exercised for cash in July
1996. Warrants for 286,517 shares of common stock at $.50 per share were exercised in September 1996. In
October 1996, trade debt of $11,747 was converted to 23,495 shares of common stock at a price of $.50 per share.

Summary of 1996 Equity Transactions
-----------------------------------


                                          No. Shares                  Debt
Type of Transaction                         Issued        Cash     Conversion
-------------------                       ----------      ----     ----------
Options and warrants exercised               546,517   $  243,258  $        -
Accrued compensation                         363,377            -       7,298
Convertible notes and
accrued interest payable                   2,651,274            -     965,460
Notes payable converted                       15,000            -      11,250
Accounts payable converted                    23,495            -      11,747
                                           ---------   ----------  ----------
                                           3,599,963   $  243,258  $  995,755


5. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes.
Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Management has determined that the Company will most likely not be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount for the three months and nine months ended
September 30, 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company has invested significantly in personnel additions, the development of new products, and the acquisition and licensing of new products, to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update the Company's product offerings. To finance the business, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and accounts receivable financing sources.
Management anticipates that additional financing will be required to continue to develop and position the Company for the significant growth opportunities that exist in the electronic media for education industry.

The Company has several marketing partnerships that were entered into in the fiscal 1995 and 1996 periods.
Since mid 1995, the Company has been a Compaq/Microsoft
Educational Partner and a Microsoft NT Solutions
Partner. These two relationships provide the Company with significant advertising and promotional exposure in literature and various promotions directed to the school market place. On June 29, 1996, the Company entered into a marketing agreement with HomeQuest, Inc.
to provide a private brand version of its A+dvanced
Learning System product family for the home market.
HomeQuest is a direct seller of educational products to the home with approximately 400 marketing consultants.
An agreement was entered into with the Davidson Group
(division of CUC International [NYSE]) on August 29,
1996, to provide certain elements of A+dvanced Learning
System software technology and curriculum content to Davidson.

The Company views accounts receivable, inventory, and cash as its principle measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company entered into various convertible loan agreements beginning in January 1991, with private investors. These loans were convertible into common stock of the Company at conversion prices ranging from $.136 to $.50 per common share. Loans of this nature were the only viable sources of borrowing for the Company during this period.

At December 31, 1995, the Company had $791,989 of unpaid principal outstanding on convertible notes, including $33,201 owed to a vendor. Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $233,471 of accrued interest related to these convertible notes. At
November 22, 1996, $50,000 of convertible notes, with a conversion price per share of $.136, remained outstanding.

The Company's working capital was $290,951 at September
30, 1996, an improvement of $1,866,957 from a deficit of $1,567,006 at December 31, 1995. This significant improvement is associated with higher levels of sales and collection of sales proceeds during the period, conversion of debt for equity as of June 30, 1996 and exercise of warrants to purchase common stock, exercised during the period.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1996
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995

Net software revenues for the three months ended
September 30, 1996, totaled $695,537 compared to net software revenues of $312,643 for the same period in 1995. This represents an increase of approximately
123% in 1996. The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced
Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the three months ended September
30, 1996, increased by approximately 38%, even though sales increased by 123%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low.
Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the three months ended September 30, 1996, were $431,260, compared to $336,990 for the previous year. This represents an increase of approximately 28%. Selling and marketing costs increased by approximately 85%, from $82,707 for the three months ended September 30, 1995 to $152,874 for the current period. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses increased by approximately 7% during 1996, from $198,774 to $213,379. This increase is related to higher levels of product development and technical support during 1996 as a result of the larger installed base of products for the Company.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby it would assign from time to time, the payment of specific invoices to the factoring entity. The cost of factoring is disclosed as a separate line item within the Statement of Operations. Such costs decreased by approximately 29% during the three months ended
September 30, 1996 compared to the same period in 1995, from $9,512 to $6,744, reflecting the reduced need for such financing as the profitability of the Company has improved.

Interest expense decreased by approximately 96% during 1996, from $31,993 in 1995 to $1,250 for 1996. This decrease reflects the lower levels of interest bearing debt present during the 1996 period.

Net earnings for the three months ended September 30, 1996, improved by approximately 210% as compared to the prior year. This improvement from a net loss of $140,120 in 1995 to net earnings of $154,175 in 1996, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets. Management believes that with network problems resolved and with the expansion of sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

The Company has been constrained by the lack of adequate capital and proper financing for the past several years. As sales of the enhanced product line have improved, management has taken action to reduce debt and to supplement capital through the private sale of restricted common stock and conversion of convertible debt to common stock.

Company management believes that significant, future opportunities exist in both the school and home markets. The Company is now equipped with Macintosh, DOS and Windows program shells that facilitate the rapid and less expensive development of new subject titles. Management also believes that the Company is better positioned to compete in the multimedia field as a result of its software development tools and capabilities, growing marketing strengths and its position within the school and home market places.
Accordingly, this area which is now emerging as a major market, is under study and the Company is investigating sources for intellectual property and potential partnerships with other publishers on which it may base future publications. Management believes that the Company can make significant progress within its existing product development and marketing budgets to position the Company to identify and plan products for this business.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net software revenues for the nine months ended
September 30, 1996, totaled $2,055,474 compared to net software revenues of $830,084 for the same period in 1995. This represents an increase of approximately
148% in 1996. The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced
Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the nine months ended September
30, 1996, increased by approximately 47%, even though sales increased by 148%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low.
Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the nine months ended September 30, 1996, were $1,157,326, compared to $954,499 for the previous year. This represents an increase of approximately 21%. Selling and marketing costs increased by approximately 77%, from $220,154 for the nine months ended September 30, 1995 to $388,944 for the current period. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses increased by approximately 2% during 1996, from $572,818 to $582,578. This marginal increase reflects higher levels of product development and technical support during 1996 as a result of the larger installed base of products for the Company, netted against lower legal and professional fees incurred during the initial portion of 1996.

The cost of factoring is disclosed as a separate line item within the Statement of Operations. Such costs decreased by approximately 7% during the nine months ended September 30, 1996 compared to the same period in 1995, from $21,928 to $20,332, reflecting higher use of factoring during the early portion of 1996 and reduced need for such financing as the profitability of the Company has improved during the second and third quarters of the year.

Interest expense decreased by approximately 57% during 1996, from $84,885 in 1995 to $36,230 for 1996. This decrease reflects the lower levels of interest bearing debt present during the 1996 period.

Net earnings for the nine months ended September 30, 1996, improved by approximately 230% as compared to the prior year. This improvement from a net loss of $435,629 in 1995 to net earnings of $567,999 in 1996, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets.


THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange
Commission, Plaintiff v. The American Education
Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent
Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock.

Item 2.   Changes in Securities
          ---------------------

Summary of 1996 Equity Transactions
-----------------------------------


                                            No. Shares               Debt
Type of Transaction                           Issued       Cash    Conversion
-------------------                         ----------     ----    ----------
Options and warrants exercised                 546,517  $ 243,258  $        -
Accrued compensation                           363,377          -       7,298
Convertible notes and
accrued interest payable                     2,651,274          -     965,460
Notes payable converted                         15,000          -      11,250
Accounts payable converted                      23,495          -      11,747
                                             ---------  ---------  ----------
                                             3,599,963  $ 243,258  $  995,755
                                             =========  =========  ==========


Item 3.  Default Upon Senior Securities
         ------------------------------

Omitted from this report as inapplicable.

Item 4.  Submission of Matters to Vote of Securities Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the period.

Item 5.  Other Information
         -----------------

Omitted from this report as inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.  Exhibits
    Omitted from this report as inapplicable.

B.  Reports on Form 8-K
    In November, 1996, the Company filed Form 8-K describing the pertinent factors associated with a change in the Company's independent auditing firm.


SIGNATURES


Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

December 10, 1996					By:   /s/  Jeffrey E. Butler
                            ----------------------
          							           Chief Executive Officer
          							           Chairman of the Board
           							          Treasurer