Form 10KSB
period 1995-12-31
AMERICAN EDUCATION CORPORATION
filed 1996-12-19
CIK 705003

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1995

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the Transition Period from ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation, or organization)

84-0838184
(IRS Employer Identification number)

7506 N. Broadway Extension, Suite 505, Oklahoma City. OK 73116
(Address of principal executive offices)

(405) 840-6031
(Registrant's telephone number, including area code)

Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value 5.025 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES[ ] NO [X]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB. YES [ ] NO [X]

Revenues for the year ended December 31, 1995:  $1,288,867

There is presently no market maker for shares of the Registrant's common stock. Therefore, the Registrant is unable to determine the market value (if any) of the voting stock held by non affiliates of the Registrant.

Number of shares of the registrant's common stock
outstanding as of November 22, 1996:	12,170,828

Transitional Small Business Disclosure Format
YES [ ] NO [X]

THE AMERICAN EDUCATION CORPORATION
FORM 1O-KSB

PART I
------
Item 1.	Description of Business.
--------------------------------
General.
--------

The American Education Corporation, formerly PLASMEDICS,
INC. (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981. Initial business activities, associated with the research and development of medical devices and medical technology, commenced from inception through 1984. In 1984, the Company acquired all of the issued and outstanding stock of Medquest, Inc. in exchange for 9,490,000 shares of the Company's common stock. In 1985, in an agreement with an affiliate, Medac, Inc., the Company received 67,000,000 shares of Medac, Inc. common stock, $10,000 in license fees and future royalties, for the assignment of certain technology rights. In November 1986, Medquest, Inc.
transferred to Medac, Inc. for $10,000, the rights to certain technology, computer equipment, and 57,000,000 of its 67,000,000 Medac, Inc. shares. Thereafter, the Company was essentially inactive until 1989. In 1989, the Company sold its remaining 10,000,000 shares of Medac, Inc. common stock for $290,000. From 1989 until 1990, the Company initiated a plan to seek an acquisition, or merger with another company. In December 1990, the Company entered into an agreement to purchase substantially all of the assets of American Educational Computer, Inc. from its parent, UNICO,
Inc. (UNICO). The following major developments relating to the asset purchase are listed in chronological order:

Purchase of Assets of American Educational Computer Inc.
--------------------------------------------------------

On January 8, 1991, the Company completed the purchase of substantially all of the operating assets of American
Educational Computer, Inc. ("AECI"), an Oklahoma City-based company. The sale was consummated pursuant to an asset purchase agreement between the Company and AECI dated
December 31, 1990.

Assets involved in the purchase included AECI's trade names, trademarks, retail product sales rights, non-exclusive school and library sales rights, specific accounts receivable, specific inventory, and specific furniture and equipment. As a component of the transaction, the Company also acquired the publishing and distributing assets and licenses of Concord Video, a publisher of special interest video tapes. The acquisition was for a total purchase price of $990,000 consisting of $190,000 in cash, paid on the effective date, and $800,000 in notes payable. The notes payable were subsequently structured into $600,000 of Convertible Preferred Stock and $200,000 in notes payable with quarterly installments of principal and interest commencing in September 1991. The Company also assumed accounts payable and accrued liabilities of AECI, totaling approximately $173,000.

In August 1991, at a meeting of the Company's shareholders, the purchase of the assets of AECI was ratified, a new class of Preferred Stock was authorized and the shareholders approved the change of the Company's name from Plasmedics, Inc. to The American Education Corporation.

A plan to discontinue the operations of the Company's Concord Video division was formally adopted by the board of directors in November 1992. The plan called for the Company to secure a buyer for the video division's assets in a timely manner or to liquidate the assets of the division and effectively abandon the video operations. The Company was unable to attract a buyer for the video division, therefore, the Company discontinued video operations and liquidated the remaining video division's assets during fiscal 1993.

The Company's Business.
-----------------------

The Company's business is to license or internally develop and market educational microcomputer software and CD-ROM titles. Except as specified to the contrary, all references to the Company's current business include the activities associated with the development and marketing of educational computer software and CD-ROM based products.

The Company internally develops, and also licenses from third parties, educational computer software. The Company utilizes both in-house technical programmers and independent computer programming companies to develop these products. The products are sold through retail outlets, distributors, catalog companies, independent dealers, and direct mail. Sales are made to domestic and international markets. The products are sold for use in elementary and high schools, libraries, adult learning centers, private industry, for personal improvement and home-based schooling.

The increasing use of microcomputers and software as educational and instructional aids is the major focus of the Company's marketing strategy, as the use of the personal computer and CD-ROM devices has been adopted by many School and District Board's of Education and as they have become more affordable. The Company's marketing plan calls for separate marketing efforts to be directed toward the home and institutional markets. Currently, the Company utilizes a small employee sales force as well as independent dealers ("school-dealers") to market its products to schools, industry and libraries. Each school-dealer generally covers a geographically-limited territory. Other marketing efforts are through business partners such as Educational Resources, Davidson & Associates, Learning Services and direct mail and catalog companies which market third-party products to the school and library markets.

For the home market, the Company maintains a separate sales force of independent representative firms that market products to the home school market.

Principal Products.
-------------------
Computer Software
-----------------

The Company acquired (through its acquisition of AECI) a series of exclusive and non-exclusive licenses to develop and market microcomputer software products based upon certain courseware in reading, English, spelling, social studies, bilingual language development and early childhood development.

Educational software for the elementary and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. In addition, there is a growing use of computer network technology in schools. The Company's products for schools and the professional educator feature management modules which track both individual student and class performance. This management module also prints reports, tests and assignments. Further, a hallmark of the Company's products is an authoring capability which allows the user to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software, that is designed for home use, is also closely related to classroom work so that parents can select software to assist students in a specific subject and grade level. The Company's computer software products, particularly those designed for the home market, are designed to be used without extensive experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche form of content and delivery. This approach features high educational value and extensive content that is fully correlated to the leading states' desired learning outcomes, national educational objectives and major textbook series. The Company has concentrated on the design of products that offer educational significance and substance that is correlated to grade and age level, with teacher control of content delivery rather than products which are dependent upon high entertainment value to maintain student interest.

The majority of the Company's school products are designed for a networked environment. To monitor and facilitate student performance in this environment, a class of software referred to as a managed solution has evolved. This solution is typically defined as an Integrated Learning System ("ILS"). This approach provides software controlled class and student lesson assignments, individualized paths of study, skills assessment, authoring, time management, integration of third party software where relevant, and a range of other functions which assist the educator in directing and understanding the effectiveness of the software and the learning process. Management believes that fewer than 10 companies, industry-wide, provide a managed solution or this type of sophisticated educational software product.

A+dvanced Learning System TM
----------------------------

A+LS, from a content perspective, has been designed as a grade level 1-9 basic skills curriculum solution. It is comprised of 43 subject titles in a multi-media environment with extensive sound and graphics. Subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending level of the product presents increasingly more complex concepts, but provides overlapping, level to level subject matter reinforcement. As a body of published work, it is one of the most extensive in the industry for the targeted grade levels. A+LS's content is divided into subjects and lessons with each lesson containing a number of activities such as study, practice, test and essay. This content is further supported by lesson related exercises. This design facilitates the use of the advanced A+LS class and student management system. Educators may select specific lessons to create a curriculum plan for a specific time period, specifying independent mastery levels for each lesson. They may also insert third party publishers' materials into a supported course of study for enrichment or remediation. The design also permits the development of individualized courses of study for the at risk or special education student which might require remediation or special emphasis to correct or detect skill deficiencies.

A+SSESS TM
----------

A+SSESS is a product family of primary, intermediate and advanced modules which comprise three individual software titles. A+SSESS has been designed as a companion to A+LS's extensive curriculum content, as a tool to assist educators in determining student beginning skill levels in all A+LS subject areas. A pretest process is utilized for this purpose. After beginning skill levels are determined, A+SSESS automatically recommends and prepares lesson plans for each student. A post-test process is utilized to facilitate measurement of student academic gains.

New A+ TM
---------

Introduced in 1994, New A+ is the predecessor product family to A+LS. It is comprised of 14 subject titles in the areas of language arts, social studies and science, and is available in network, lab pack, school stand alone, site license, and home versions for Windows, Macintosh and DOS platforms. New A+ has a management system which records student grades and activities and allows full authoring. It does not provide the multi-media functions, managed lesson sequences or third party program capabilities that have been incorporated in A+LS. New A+, which is installed in approximately 1,500 schools nationwide, remains a viable alternative for schools with older hardware that will not support the operating requirements of A+LS. Macintosh, Windows, Windows NT and DOS are hilly supported.

Basic Learning Skills Courseware
--------------------------------

Introduced in 1992, Basic Learning Skills Courseware is a DOS product family that includes hilly networkable curriculum for grade levels 1-9. Subject areas include language skills, reading and mathematics (the Language Skills Development Program, Reading Skills Development Program and Mathematics Skills Development Program). These programs are hilly supported by sound capabilities. Included in the design of these products is a rudimentary management system keyed to each product. These products, portions of which are in use in over 700 schools, remain viable for schools with non-current hardware technology.

Third Party Publishing and Marketing Affiliations
-------------------------------------------------

The Company is actively pursuing and is being pursued by third party publishing and marketing companies which operate in the product niches of the Company. These relationships are being sought to supplement and complement the content of existing and planned A+LS subject matter. Management believes this process postures the Company as an open architecture, full classroom management solution.
Management also believes this process enhances the value of the Company's products and strengthens marketing relationships with distributors

The Market For Educational Software Products.
---------------------------------------------

The Company addresses two major market segments for its products: the school and home markets. The Company's products, except for those especially configured for use by the professional educator, generally have application in either market. During 1995, one customer, United Marketing
Associates, represented 10.7% of total Company revenues.
During 1994, one customer, Educational Resources, represented 10.3% of total Company revenues.

School Market
-------------

The school market for educational software is growing at approximately 20%-25% per year according to industry sources. In order for the Company to take advantage of this fast growing industry it must expand its authorized dealer sales base. A major objective is to continue to expand the Company's dealer base of organizations calling on and selling into the public school market. The Company lacks representation in many significant areas of the country. A key emphasis will be to ensure that this expansion program will provide coverage in these areas.

Home Market
-----------

Home education is growing at rates exceeding 25% per year, according to industry sources. Many families are choosing to educate their children at home versus through the traditional education channels. Many of the Company's products are designed to appeal to the home educator who is seriously involved in education. The Company's products are marketed as educational products versus the more widely recognized "edutainment" products.

In competing for the home market, the Company faces stiff competition in the traditional retail outlets. AEC does not have the financial resources to effectively compete in the traditional retail market. The Company must, therefore, market its products through unconventional channels. This includes developing and expanding a distributor base which deals directly with the public.

Trade Names. Service Marks and Logo Types.
------------------------------------------

The service mark for the A + products was registered with the United States Patent Office on Principal Register, register number 675,666 on July 31, 1987. On April 15, 1989, the A+ trademark for use with educational software, was registered with the United States Patent Office. The Company was notified on November 16,1995 that the use of the A+ symbol for educational software was a registered trademark of the Company and is incontestable for this use. Other various trademarks and logos acquired from AECI and associated with the software products acquired from AECI have also been registered.

On June 16, 1995, the Company filed for the separate and expanded use of its A+ registered mark as A+dvanced Learning System with its logo design to describe and identify the extensive family of educational software products released in 1995. Formal notification of acceptance of this registered mark has not been received at this writing.

Production and Manufacturing.
-----------------------------

The Company purchases unformatted 5 1/4" and 3 1/2" software diskettes and CD ROM blanks from various sources. The Company owns commercial quality, high speed software duplication equipment and duplicates all software internally. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. The Company has no dependence on any individual supplier.

Research and Development Costs.
-------------------------------

Initially, the Company relied upon external, independent software developers for its technology and as the source of software titles. In June 1991, the Company hired its first, qualified technical programmer, and in January 1992, retained an experienced, doctorate level educational specialist on a project basis. In May 1992, this individual was hired by the Company on a full-time basis. By the year ended December 31, 1993, the Company employed a total of three technical programmers and one technical support person on a hill time basis. At December 31, 1995, the Company employs eight hill time technical development and support personnel.

The Company makes use of professional educators as consultants in the design of its curriculum-based products. These individuals provide the technical support on the development and enhancement of Company products, support existing customers on technical issues, and engage in limited programming and content development of new products. Management believes that it will continue to rely upon external sources for a portion of its new product requirements. However, the growing sophistication and complexity of the design of products and the rapid changes occurring in the marketplace will require continued expansion of in-house technical support and product development resources. At December 31, 1995, the Company employed one hill time curriculum manager for this effort.

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight line basis over the product's estimated economic life. The Company capitalized costs of $166,523 in software research and development costs in 1995.

Backlog.
--------

The Company's computer software products are normally shipped within ten days of receipt of the order. The Company believes that a level of backlog at any particular date may not be a meaningful indicator of future performance, unless technical difficulties delay the fulfillment of orders related to the launching of new products.

Seasonality.
------------

Sales of textbook products to schools are subject to a certain degree of seasonality as major purchases are usually made in July and August prior to the start of the school year. The sale of educational software products does not indicate this same pattern. Decisions by schools and individual consumers to purchase educational software have most frequently been made at the beginning, or near the end of school periods. For home computer software products, the Company experiences marginally higher sales levels during the first and fourth quarters of the year. Summer months have shown the lowest level of sales for computer software products. The Company anticipates that seasonal trends will become more distinct as the educational software market continues to mature.

Competition.
------------

The educational software industry is highly competitive and subject to rapid change. There are a large number of companies developing educational software products. Many of these companies are better known and have substantially greater financial, marketing and technical resources than the Company. Such participants are textbook publishing companies, microcomputer hardware manufacturers and microcomputer software developers which compete directly with the Company.

The primary competitive factors applicable to the educational software industry are product features (such as subject areas, graphics and color), price, ease of use, educational content, product reliability, sales support and customer service.

Employees.
----------

During the fiscal year ended December 31, 1995, the Company had twenty-three (23) hill-time employees. The Company believes that its relationship with employees is satisfactory.

Subsequent Events.
------------------

In an effort to appropriately capitalize the Company and to provide sufficient working capital to develop and market high quality products, management has sought appropriate investment from qualified private investors. From January 1, 1996 through November 22, 1996, the following significant subsequent events have occurred:

In March 1996, a private investor purchased 160,000 shares of restricted common stock at price per share of $.50.

In June 1996, five third party debt holders converted
$965,460 of short term debt and accrued interest related thereto, into 2,651,274 shares of common stock at an average price per share of approximately $.34.

In June 1996, a supplier of the Company exchanged $11,250 of amounts owed to it by the Company for 15,000 shares of restricted common stock at a price per share of $.75.

In July 1996, a private investor exercised 100,000 warrants to purchase 100,000 shares of restricted common stock, at an exercise price of $.20 per share.

In September 1996, a private investor exercised 286,517 warrants to purchase 286,517 shares of restricted common stock at an exercise price of $.50 per share.

In October 1996, a supplier of the Company exchanged $11,747 of amounts owed to it by the Company for 23,495 shares of restricted common stock at a price per share of $.50.

The pro forma effect of these transactions is as follows:

Debt eliminated	                     $988,457
Capital from purchase of stock	      $243,258
Common stock shares issued	         3,236,286

As a result of these transactions, borrowings from third parties or banks have been reduced to approximately $67,000 as of November 22, 1996.

Item 2.	Description of Properties.
----------------------------------

The Company is located at 7506 North Broadway, Suite 505,
Oklahoma City, Oklahoma, 73116. This space houses, within approximately 8,750 square feet, the Company's corporate offices and warehouse facility. At December 31, 1995, the Company was in default on this lease and was, therefore, occupying the space on a month to month basis.
Effective March 31, 1996, the default was corrected and the space was leased for a monthly fee of approximately
$5,247, exclusive of utilities and other services. The term of the lease expires February 28, 1999.

Item 3.	Legal Proceedings.
--------------------------

In October 1996, the Company became a party to litigation in the United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to
(i) file all of its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company, other than the Action, that is considered material to the on-going operations and viability of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of the security holders in 1995.

PART II
-------

Item 5.	Market for Common Stock and Related Stockholder Matters.
----------------------------------------------------------------

As of September 22, 1996, there were approximately 2,500 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. There have been no formal market makers for the Company's common stock for the past two years. Due to the absence of a formal market for the stock, the Company is unable to state the range of high and low bid information for the common stock for those years.

Dividends.
----------

The Company has never declared a cash dividend. The Company intends, at this point, to retain any future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of hinds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------
Liquidity and Capital Resources.
--------------------------------

The Company, after assuming operational control of AECI, has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update the Company's product offerings. To finance the business, management has utilized additional long-term, subordinated debt from private investment sources, secured bark revolving credit lines, and accounts receivable financing sources. Management anticipates that additional financing will be required to continue to develop and position the Company for the significant growth opportunities that exist in the electronic media for education industry.

The Company views accounts receivable, inventory, and cash as its principle measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company entered into various convertible loan agreements beginning in January 1991, with private investors. These loans were convertible into common stock of the Company at conversion prices ranging from $.136 to $50 per common share. Loans of this nature were the only viable sources of borrowing for the Company during this period.

At December 31,1995, the Company had $791,989 of unpaid principal outstanding on convertible notes, including
$33,201 owed to a vendor. Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $233,471 of accrued interest related to these convertible notes. At November 22, 1996, $50,000 of convertible notes, with a conversion price per share of $.136, remained outstanding.

Additional working capital beyond that available within the Company have been and may be required to expand operations.
Management has and will consider options available in providing such finding, including debt financing and capital enhancement.

Results of Operations.
----------------------

Fiscal Year Ended December 31. 1995 Compared to
Fiscal Year Ended December 31, 1994.
------------------------------------------------

The following is a discussion of the results of operations for the fiscal year ended December 31, 1995, as compared to the fiscal period ended December 31, 1994.

Net software revenues for the twelve months ended December
31, 1995, totaled $1,288,867 compared to net software revenues of $672,228 for the year ended 1994. This represents an increase of nearly 92% in 1995. The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, following a lengthy period of development and technical improvement.

The Company is presently involved in discussions with several companies regarding the marketing and distribution of its products into the home market.

Cost of goods sold for the year ended December 31, 1995, increased by approximately 9%, even though sales increased by 92%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the year ended December 31, 1995, were $1,320,153, compared to $1,158,248 for the previous year. This represents an increase of approximately 14%. Selling and marketing costs increased by approximately 22%, from $256,924 in fiscal 1994 to $312,355 in 1995. The increase in 1995 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved.

General and administrative expenses increased by approximately 7% during 1995, from $745,147 to $795,615.
This nominal increase is related to expanded technical support staff added as a result of the expanding customer base and higher legal and professional costs related to expansion of third party relationships and resolution of disputes with prior period suppliers.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. In 1995 amortization of such costs was approximately equal to the amount of such charges capitalized for the year. The comparability of these amounts reflects the maturing nature of the Company's developmental activities. Amortization of capitalized software costs increased by approximately 36% during 1995, from $156,177 in 1994 to $212,183 in 1995. This increase reflects the Company's emphasis on development of new and enhanced products during the past two years.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby it would assign from time to time, the payment of specific invoices to the factoring entity. The cost of factoring is disclosed as a separate line item within the statement of operations. Such costs decreased by approximately 42% during 1995, reflecting the reduced need for such financing during the latter portion of the year.

Interest expense increased by approximately 58% during 1995, from $67,177 in 1994 to $106,261 for 1995. This increase reflects the higher levels of interest bearing debt and the reduced dependence on factoring during the year.

The net loss in 1995 improved by approximately 45% as compared to the prior year. This reduction of net loss from $856,593 in 1994 to $473,476 in 1995 reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets. Also during 1995, final technical difficulties associated with network versions of the Company's products were resolved. Management believes that with these network problems resolved and with the expansion of sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

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

Item 7.	Financial Statements.
-----------------------------

Financial Statements and Financial Statement Schedules - See
Index to Financial Statements and Schedules immediately following the signature page of this report.

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.
-----------------------------------------------------

In March 1994, the Company experienced a disagreement with its then current independent auditing firm regarding the cost and timeliness of the audit for fiscal year 1993. The proposed cost involved an overrun of more than 150% from the originally estimated amount. Due to the deficient working capital position of the Company at that time, the dispute was not resolved until November 1996. As a result, the independent audits for the years 1993, 1994 and 1995 were significantly delayed in completion. The Company was not able to maintain reporting compliance with the Securities and Exchange Commission throughout this period. As a result of the recently improving condition of the Company, management was able to resolve the differences with the independent auditing firm and, on October 31, 1996, the Company voluntarily agreed to a formal Consent and Undertaking to resolve the reporting deficiency with the Securities and Exchange Commission. Prior to resolution of the dispute with the independent auditing firm which was responsible for the audit of fiscal 1993, the Company engaged the services of a local independent auditing firm to begin the auditing processes for fiscal years 1994 and 1995. Upon completion and delivery of the independent audit report for 1993, the prior independent auditing firm of Lehman Butterwick withdrew from future auditing work for the Company and the firm of Steakley & Gilbert was hired as the Company's independent auditors and accountants. There were and are no disputes with independent auditors regarding matters of accounting or reporting. There are no remaining disputes regarding fees or services as of November 22, 1996.

PART III
--------

Item 9.	Directors. Executive Officers. Promoters and
        Control Persons.
----------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. Officers serve at the will of the board of directors.


Name                     Age       Position
------------------------------------------------------------
Jeffrey E. Butler        54         President, Director,
                                    Chief Executive Officer
                                    and Chief Financial Officer

Thomas Shively           44         Executive Vice President
                                    and Chief Operating Officer

Monty C. McCurry         51         Director

Newton W. Fink           58         Director

Stephen E. Prust         51         Director


Business Experience.
--------------------

JEFFREY E. BUTLER was named a director of the Company in August 1989 and was elected Chief Executive Officer and
President on March 31, 1990. Since 1985, Mr. Butler has been a management consultant to businesses in the biotechnology; computer science; software; educational and entertainment video industries. Mr. Butler also served as a director to Video Professor Industries, Inc., a public corporation, from February 1, 1989 to October 31, 1990, when he resigned this directorship. Prior to establishing his personal services business, Mr. Butler was, from 1980 to 1985, the Chief
Executive Officer and President of Informed Corporation, an Englewood, Colorado-based provider of computer diagnostic equipment and data management services to hospitals, corporations and physicians. Prior to 1985, Mr. Butler was employed by Sandoz, Ltd., Corning, Inc. and the Becton Dickinson Corporation in middle and senior management positions.

THOMAS A. SHIVELY joined the Company as Executive Vice President in September 1991. From 1990 to 1991, Mr. Shively was Vice President and General Manager of AVID Home Entertainment, Inc., a division of LIVE Inc., with headquarters in Denver, CO. From 1989 to 1990, he was Vice President and General Manager of the Richie Resource Group with headquarters in Minneapolis, MN. From 1978 to 1988, he was employed by Gelco Corporation, Minneapolis, MN, a $2 billion NYSE firm that was purchased by General Electric Corporation in 1988. During the first five years of his career with Gelco, he was Director of Corporate Planning and from 1983, he served as a staff Vice President and as a Vice President of various Gelco operating divisions. Upon graduation from the Wharton School of Finance and Commerce in 1976, Mr. Shively began his business career with the 3M Corporation, Minneapolis, MN.

MONTY C. MCCURRY was named a director of the Company and was elected Secretary and Treasurer in April, 1989. Upon the acquisition of assets from AECI, Mr. McCurry relinquished the position of Secretary and Treasurer to the Company's hill-time Chief Financial Officer. Since 1985, Mr. McCurry has been President and owner of Executive Resource Management, an executive search firm with headquarters in Aurora, Colorado. From 1969 to 1985, he was associate general manager of Paul M. Riggins and Associates, a Denver, Colorado-based executive search firm.

NEWTON W. FINK, EdD, was named a director of the Company on January 8, 1991. Since 1984, Dr. Fink has been President of
Computer Instructional Services, Inc., a privately-held corporation providing computer educational services to individuals, schools, corporations and institutions. Prior to founding Computer Instructional Services, Inc., Dr. Fink was the Superintendent of Schools in Fort Lupton, Colorado and Hillside, Illinois.

STEPHEN E. PRUST has been a director of the Company since April 1992. As a director, he has worked to develop special retail marketing strategies for the Company's software products. From 1990 to 1992, he was the President of AVID home video, Inc., a division of Live Entertainment, Inc., a major NYSE video production company. From 1981 to 1990, Mr. Prust was a consultant to companies in the entertainment industry. In 1975, Mr. Prust founded Dominion Music, Inc., a joint-venture with K-Tel Records, Inc. He served as President of Dominion Music until his personal interests in the venture were acquired by K-Tel in 1981.

Item 10. Executive Compensation.
--------------------------------
Cash Compensation.
------------------

The following table shows the cash compensation of the Company's Chief Executive Officer, as well as all executive officers and employees paid in excess of $100,000 for the fiscal years, and all compensation paid to the Company's other officers and directors, as a group, who served during any portion of the preceding year, who earned less than $100,000. During these periods, no other executive officer of the Company received total salary and/or bonus compensation in excess of $100,000. The Company did not grant any restricted stock awards, stock options or stock appreciation rights, or make any long term incentive plan payments to Mr. Butler during the fiscal years indicated.


Name of Individual or Number in Group                 Cash
Compensation (1)
-------------------------------------                 ------
Jeffrey E. Butler (1, 2, 3)	1995	                     $ 94,349
		                          1994	                     $ 88,083
Directors and executive officer(s) as a group
(7 persons) (1, 3)	1995	                              $242,550
		                 1994	                              $292,360


(1)	Exclusive of personal benefits and other forms of non-
cash compensation, the aggregate value of which did not exceed the lessor of $25,000, or 10% of the cash compensation shown for each officer, or for all officers and directors as a group.

(2)	The Company has employment agreements with Jeffrey E.
Butler and Thomas Shively which guarantee their salary at a minimum of the annual amount authorized by the Board of Directors, plus incentive bonus that is based upon profitability and, in the case of Mr. Shively, on attainment of sales and profit plan. Mr. Butler and Mr. Shively have severance provisions in their respective agreements that their compensation will continue in force for six months and four months, respectively, should they be terminated by the Company for any reason, other than a willful act of fraud, or the failure to spend the necessary time in the execution of their respective duties

(3)	Includes $39,177 for 1995 and $41,107 for 1994, in
payments made to Mr. Butler for reimbursement of out of pocket expenses incurred on behalf of the Company.

An incentive stock plan (the "Plan") in which 40,000 shares of the Company's common stock was reserved for issuance to key employees of the Company lapsed in July 1992, and was not renewed by the Board of Directors. The Plan was replaced by an unqualified common stock option plan which was approved by the Company's Board of Directors in December 1992. The 1992 unqualified plan involved fourteen key management and advisory personnel of the Company. Under the terms of the 1992 plan, which expired in December 1995, a total of 1,045,000 common shares of the common stock were reserved for issuance under the terms of the plan, with exercise prices ranging from $.20 per common share to $.50 per common share. In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Non-qualified stock options to purchase a total of 1,289,195 shares of restricted common stock at a price of $.50 per share were granted to 14 employees in March 1996.

There were no exercises of stock options by employees during 1995 and no options were deemed In-the Money during this period.

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.
---------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of November 22, 1996. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:


                                                    Shares Beneficially Owned
                                                    -------------------------
                                    	Title of Class
                                     --------------

Name/Address of Beneficial Owner		                     Number	           Percent
--------------------------------                       ------            -------
Jeffrey E. Butler (1)
7952 5. South Emerson CT.
Englewood, CO 80112	                 Common            981,904	          7.8%

Thomas A. Shively (2)
13331 Plaza Terrace
Oklahoma City, OK 731	               Common           	451,161 	         3.6%

Monty C. McCurry (3)
2134 S. Eagle CT.
Aurora, CO 80014	                    Common	           108,400           	.9%

Newton W. Fink (4)
921 Broadway
Ft. Lupton, CO 80621	                Common	            76,400	           .6%

Stephen E. Prust (5)
9025 East Kenyon Avenue
Denver, CO 80237	                    Common            459,616	          3.7%

John D. Garber (6)
7530 Navigator Circle
Carlsbad, CA 92009	                  Common          	6,454,507 	       51.5%

Robert Schoolfield (7)
S Pleasant Cove
Austin , TX 78746	                   Common	          1,536,517 	       12.7%

Officers and Directors as a Group
(6 persons)	                         Common          	2,077,481 	       15.9%
(1) (2) (3) (4) (5)


(1) The amount and percentage figures include the possible exercise of 352,000 common stock options, with an exercise price of $.50 per share.

(2) The amount and percentage figures include the possible exercise of 259,195 common stock options, with an exercise price of $.50 per share.

(3) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.

(4) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.

(5) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share.

(6) The amount and percentage figures include the possible conversion of 371,471 common shares for convertible debt loaned to the Company pursuant to the loan agreement between Mr. Garber and the Company. The Company borrowed hinds and created indebtedness in 1991 of $50,000 which may be converted at the option of Mr. Garber into shares of the Company's Common Stock at an exchange rate of $0.1346 per share.

(7) The amount and percentage figures include the exercise of 286,517 common stock warrants to purchase an equal number of common shares at a price of $.50 per share, exercised in September 1996.

Item 12. Certain Relationships and Related Transactions With
         Management and Others.
------------------------------------------------------------

No business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer or has owned a 10% record or beneficial interest, has existed since the beginning of the Company's last fiscal year or currently exists and which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last hill fiscal year or of the other entity's consolidated gross revenues for its last hill fiscal year.

In addition, the Company did not owe, at the end of its fiscal period, to any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer or has owned during the last fiscal year or currently owns a 10% record or beneficial interest, an aggregate amount in excess of 5% of the Company's total assets at the end of its last fiscal period. No director of the Company has served during the last fiscal year or currently serves as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year. The Company knows of no other relationship between a director of the Company and the Company that are not substantially similar in nature and scope to that which is described above.

In April 1992, Stephen Prust, a director of the Company, loaned to the Company $66,667 in exchange for a convertible note payable. The note contained a provision to convert to common stock of the Company at the rate of $.50 per share.
Interest on the note accrued at an annual rate of twelve percent and was payable quarterly with the principal due
December 1994. This note plus accrued interest of $39,967 was converted to 213,268 shares of restricted common stock as of June 30, 1996.

In March 1995, the Company entered into an agreement with John Garber, a shareholder, to engage in the financing of the Company's accounts receivable. This financing was performed through a company owned by Mr. Garber, AmED Financing Company, which was incorporated under the laws of the state of Oklahoma on March 17, 1995. Under the terms of this agreement, AmED Financing Company made advances to the Company during 1995 and the initial portion of 1996. Unpaid advances under this financing arrangement were convertible into common stock of the Company, at the option of the holder, at a conversion price of $.50 per share. All tangible assets of the Company were pledged as security for advances under the terms of this agreement. Effective June 30, 1996, Mr. Garber converted unpaid advances made to the Company by AmED Financing Company, in the amount of $290,000 plus accrued interest of $34,481 related thereto, into 648,962 shares of restricted common stock at a conversion price of $.50 per share. See footnote 8, to financial statements.

PART IV
-------
Item 13. Exhibit, Financial Statement Schedules. and Reports
         on Form 8-K.
------------------------------------------------------------

(a) The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules - See
Index to Financial Statements and Schedules immediately following signature page of this report.

Exhibits: The following exhibits are filed with this Form lO-KSB and are identified by the numbers indicated. See index to exhibits immediately following the financial statements and schedules of this report.


Exhibit
  No.                   Description of Exhibits
-------                 -----------------------
 3	                     Articles of Incorporation and by-laws. Reference is
                        made to Exhibit 2(a) and 2(b) respectively, of the
                        Company's registration statement on Form S-IS
                        (file No. 2-78660-D) which are incorporated herein by
                        reference.

 4 Registrant's Convertible Subordinated Note offering dated September 15, 1991, incorporated by reference.


Reports on Form 8-K. There were no reports filed or required to be filed on Form 8-K for the fourth quarter ended
December 31, 1995.

SIGNATURES
----------

Pursuant to the requirements of Section 13, or IS(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 1996

The American Education Corporation

By: /s/ Jeffrey E. Butler
    ---------------------
    Chief Executive Officer
    Chairman of the Board Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name	                       Title                            Date
---------------------       ------------------------------------------------

/s/ Jeffrey E. Butler       Chief Executive Officer          November 22, 1996
                            Chairman of the Board Treasurer

/s/ Monty C. McCurry        Director                         November 22, 1996

/s/ Newton W. Fink          Director                         November 22, 1996

/s/ Stephen E. Prust        Director                         November 22, 1996


The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Item
Page No.
-------------------------------------------------------
Independent Auditors' Report	                       F-1

Financial Statements:

Balance Sheet, December 31, 1995                    F-2

Statements of Operations years ended
December 31, 1995 and 1994	                         F-3

Statements of Stockholders' Deficit years ended
December 31, 1995 and 1994	                         F-4

Statements of Cash Flows years ended
December 31, 1995 and 1994	                         F-5

Schedule of Non-Cash Investing and Financing
Activities years ended December 31, 1995 and 1994   F-6

Notes to the Financial Statements	                  F-7


All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.


STEAKLEY & GILBERT, P. C.
CERTIFIED PUBLIC ACCOUNTANTS
15 N ROBINSON. SUITE 701
OKLAHOMA CITY. OKLAHOMA 73102

STEVEN R. STEAKLEY, CPA
GREG P. GILBERT, CPA
STEVANNA H. WOLFARD, CPA
DAVID L BOZALIS, CPA
JANE A. HRESKO, CPA

OFFICE: (405) 235-4400  FAX: (405) 236-2207

INDEPENDENT AUDITORS' REPORT

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma

We have audited the balance sheet of The American Education Corporation as of December 31, 1995 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Education Corporation as of December 31, 1995 and the results of its operations and cash flows for each of the two years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

Oklahoma City, Oklahoma November 18, 1996

THE AMERICAN EDUCATION CORPORATION
BALANCE SHEET
December 31, 1995

ASSETS
------


Current assets:
Cash	                                                             $	 56,882
Accounts receivable, net of allowance for
uncollectible accounts of $28,822 (Note 1)                          130,352
Inventory, net of impairment reserve of $10,000 (Note 1)             19,986
Prepaid expenses and deposits                                         7,147
                                                                  ---------
Current Assets	                                                     214,367
Property and equipment, at cost (Note 1)	                           135,115
Less accumulated depreciation and amortization                      (99,64l)
                                                                 -----------
Net property and equipment	                                          35,474

Other assets:
Capitalized software costs, net of accumulated
amortization of $745,989 (Note 1)	                                  312,364
Goodwill, net of accumulated amortization of
$154,264 (Note 1)	                                                   92.536
                                                                 ----------
Total other assets		                                                404,900
                                                                 ----------
Total Assets	                                                    $  654,741
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
Accounts payable and accrued liabilities	                        $1,063,384
Current maturities of notes payable and
long-term debt (Note 4)	                                            726.989
                                                                 ----------
                                                                  1,790,373

Long-term debt (Note 4)                                              65,000
                                                                 ----------
Total liabilities                                                 1,855,373
                                                                 ----------
Commitments and contingencies (Notes 5, 6, 10, 11 and 12)                --

Stockholders' Deficit (Note 3)
Preferred Stock $.00 1 par value; Authorized-50,000,000
shares, issued and outstanding-none; liquidation preference-
$.02 per share                                                          --
Common Stock, $.025 par value;
Authorized 15,000,000; issued and outstanding-
8,570,865 shares	                                                  214,272
Additional paid in capital	                                      4,083,616
Retained deficit	                                               (5,498,520)
                                                                -----------
Total stockholders' deficit	                                    (1,200,632)
                                                                -----------
Total liabilities and stockholders' deficit	                    $   654.741
                                                                ===========


See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
Years ended December 31, 1995 and 1994


                                                         1995         1994
                                                      ----------   -----------
Sales	                                                $1,238,867    $  672,228

Cost of goods sold		                                     311,603       286,182
                                                      -----------    ----------
Gross Profit		                                           977,264       386,046
                                                      -----------    ----------

Operating expenses:
	Selling and marketing	                                  312,355	      256,924
	General and administrative	                             795,615       745,147
	Amortization of capitalized software costs	             212,183       156,177
                                                      -----------   -----------
Total operating expenses                               1,320,153     1,158,248
                                                      -----------   -----------
Operating loss                                          (342,889)     (772,202)
Other income (expense):
Interest income                                               --           847
Miscellaneous income                                       7,410        36,831
Interest expense                                        (106,261)      (67,177)
Factoring costs                                          (31,736)      (54,892)
                                                      -----------    ----------
Net loss                                    	          $(473,476)    $(856,593)
                                                      ===========    ==========
Weighted average common shares outstanding	            8,403,403 	   8,088,916
                                                      ===========    ==========
Net loss per common share	                                ($.056)       ($.106)
                                                      ===========    ==========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended December 31, 1995 and 1994



                                                         Additional
                     Common Stock      Preferred Stock     paid in    Retained
                   Shares     Amount  Shares     Amount    capital     deficit
                   ------------------  ----------------- ---------- -----------
Balance at         6,228,165 $155,704        --       -- $3,330,930 $(4,168,451)
December 31, 1993

Issuance of        1,375,000   34,375        --       --    515,625          --
common stock for
cash at $.40 per
share

Issuance of           40,000    1,000        --       --     19,000          --
common stock for
cash at $.50 per
share

Conversion of        754,053   18,852        --       --    135,578          --
notes payable to
stock at a price
of $.205 per share

Net loss                 --        --        --       --         --    (856,593)
                    --------- -------  -------- --------  ---------  -----------
Balance at          8,397,218 209,931        --       --  4,001,133  (5,025,044)
December 31, 1994

Issuance of           173,647   4,341        --       --     82,483
common stock for
cash at $.50 per
share

Net loss                   --      --        --       --         --    (473,476)
                    --------- -------- -------- --------  ---------  -----------
Balance at          8,570,865 $214,272       --       -- $4,083,616 $(5,498,520)
December 31, 1995   ========= ======== ======== ======== ========== ============


See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995 and 1994


                                                        1995           1994
                                                     -----------    ---------
Cash flows from operating activities:
Net Loss	                                            $ (473,476)    $ (856,593)

Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	                         283,714	       224,918
	Deferred assets written off	                                --        	42,511
	Reserve for bad debts	                                 (34,188)	       60,531
	Gain on debt settlement	                                (7,206)            --

Changes in assets and liabilities:
	Accounts receivable	                                   (21,741)	      (67,141)
	Inventories	                                            21,762	        69,216
	Prepaid expenses and deposits	                           1,751	        19,986
	Accounts payable and accrued liabilities	              104,862	        91,059
                                                      ----------     ----------
Net cash used in operating activities 	                (124,522)     	(415,513)

Cash flows from investing activities:
 Purchase of property and equipment                      (8,311)       (17,713)
	Purchase of capitalized software costs	               (166,528)     	(159,310)
                                                     ----------- 	  -----------
Net cash used in investing activities	                 (174,839)     	(177,023)

Cash flows from financing activities:
	Proceeds received from issuance of debt	               280,000	       103,750
	Principal payment on debt	                             (13,327)	      (82,198)
	Issuance of common stock for cash	                      86,824 	      570,000
                                                     -----------    -----------
Net cash provided by financing activities	              353,497       	591,552

Net increase (decrease) in cash	                         54,136	          (984)

Cash at beginning of year                                	2,746         	3,730
                                                     -----------    -----------
Cash at end of year                                 	$   56,882	    $    2,746
                                                     ===========    ===========
Interest paid	                                       $   30,146	    $   19,111
                                                     ===========    ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 1995 and 1994

During 1994, $3,775 of accrued interest was converted to note principal; $4,430 of accrued interest and $150,000 of notes payable were converted to 754,053 shares of common stock at a price of $.205 per share. (See Note 3).


See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1995

1.	Summary of significant accounting policies
---------------------------------------------

The summary of significant accounting policies of The American Education Corporation (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

History and business activity
-----------------------------

The American Education Corporation (formerly Plasmedics, Inc.) was incorporated under the laws of the State of Colorado on February 23, 1981. Through 1986, the Company's principal purpose was to manufacture and market medical devices and medical technology. The Company's activities from inception through 1984 were directed toward raising equity capital, acquisition of license and patent rights and research and development. From 1986 through 1990, the Company was essentially inactive and seeking acquisition or merger candidates.

On January 8, 1991, the Company purchased substantially all of the assets of American Education Computer, Inc., and assumed specific trade accounts payable and other accrued liabilities related to that business.

On August 15, 1991, Plasmedics, Inc., changed its name to The American Education Corporation (AEC). AEC's principal business is the development of educational computer software and its distribution to retail outlets and school districts nationally.

Basis of presentation
---------------------

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continuous losses and has not generated sufficient working capital to support its operations. The Company has an accumulated deficit of $5,498,520, and an excess of current liabilities over current assets of $1,576,006 at December 31, 1995.
Accordingly, the Company's continued existence is dependent on its ability to generate positive cash flow from its operations and/or raise additional financing or capital.
(See Note 11-Subsequent Events).

Accounts receivable factoring
-----------------------------

During 1995, the Company factored certain of its receivable with recourse to a related party shareholder. Total receivable factored for the year was $1,049,680. Of this amount, $255,743 is due to the factoring company in the form of a note payable at December 31, 1995. This note was subsequently converted to common stock in June 1996. Factoring expense for 1995 and 1994 was $31,736 and $54,892, respectively.

Revenue recognition
-------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's
Statement of Position 91-1 on software revenue recognition
The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Revenue and expense include $77,239 of such non-monetary transactions for the year ended December 31, 1995 and $-0- for 1994.

Capitalized software costs
--------------------------

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 1995 were valued at $891,825 with additional costs capitalized of $166,528 during 1995.

Goodwill
--------

Goodwill relates to the acquisition of the Company in 1991, and prior to 1993 was amortized over a period of 40 years.
In 1993, the estimated useful life was revised with the remaining goodwill amortized over five years. Amortization expense totaled $46,281 and $46,272 for 1995 and 1994, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of materials, labor and overhead. The components of computer software inventories at December 31, 1995 are as follows:


Raw materials	                      $  29,986

Less: Impairment reserve      	       (10,000)
                                    ----------
Inventory, net of reserves	         $  19,986


Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.
Depreciation expense totaled $25,249 and $22,468 for 1995 and 1994, respectively. The components of property and equipment at December 31, 1995 are as follows:


Computer equipment	                           $ 	47,637
Furniture, fixtures and office equipment 	      	83,223
Leasehold improvements 	                         	4,255
                                              ---------
Total property and equipment                  $ 135.115
                                              =========

Statements of cash flows
------------------------

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual fluids or other investments with original maturities of three months or less. At December 31, 1995 and 1994 cash and cash equivalents include demand deposits with banks.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Exercise of options to purchase common stock
-----------------------------------------------

During 1995, a shareholder exercised options to purchase 173,647 shares of common stock for cash at $.50 per share. As of December 31, 1995, options for 100,000 shares of common stock at $.20 per share remained outstanding. These options were exercised in July 1996. Outstanding warrants to purchase common stock at $.50 per share totaled 286,517 shares at December 31, 1995. These warrants were exercised in September 1996.

3.	Common and Preferred stock
-----------------------------

During 1994, 1,375,000 shares of common stock were issued for cash at a price of $.40 per share. An additional 40,000 shares were issued for cash at a price of $.50 per share. A note payable and accrued interest totaling $154,430 was converted to 754,053 shares at a price of $.205 per share.

4. Notes payable
----------------

Convertible note payable to a shareholder; interest at 12%
per annum due quarterly; principal due July 15, 1995; unpaid interest and principal balance convertible to $.025 par
value common stock at a rate ranging between $.1346 and $.50 per share; collateralized by virtually all of the assets of
the Company. A portion of this debt and the related accrued
interest were converted to common stock during 1993 and
1994. $105,520 principal plus accrued interest was converted to common stock on June 30, 1996. The balance of $50,000 is
also convertible to common stock and matures June 30, 1998.     $ 155,520

Convertible notes payable to shareholders; interest at 12%
due quarterly; principal due June 30, 1996; unpaid interest
and principal balance convertible to $.025 par value common
stock at rate of $.50 per share; subordinated to all other
notes of the Company, except for those notes created through the settlement of accounts payable. $100,000 principal plus
accrued interest was converted to common stock on June 30,
1996.                                                             100,000

Convertible notes payable to individuals; interest at 12%
due quarterly; principal due June 30, 1996; convertible to
$.025 par value common stock at a rate of $.50 per share;
subordinated to all other notes of the Company, except for
those notes created through the settlement of accounts
payable.  One of these notes with an outstanding balance of
$66,667 is with a shareholder of the Company. $110,000
principal plus accrued interest was converted to common
stock on June 30, 1996.                                           110,000

Convertible note payable to a shareholder, interest at 10%
per annum due quarterly; principal due by December 15, 1997;
unpaid principal and interest balance convertible to $.025
par value common stock at $.50 per share; collateralized by
virtually all of the assets of the Company. $137,525
principal plus accrued interest was converted to common
stock on June 30, 1996.                                           137,525

Account payable converted to a note, due July 15, 1995,
eighteen equal principal payments plus accrued interest of
10% per annum are due monthly through maturity, subordinated to all other notes of the Company. The note was in default
at December 31, 1995 with default interest at 18%. In June
1996, the debt was partially converted to stock and a new
note for $20,000 due in 24 installments beginning July 1,
1996.                                                              33,201

Note payable to factoring company owned by a shareholder,
with 10% interest, due December 31, 1996. Principal plus
interest converted to common stock on June 30, 1996.              255,743
                                                                 ---------
	Total notes payable	                                             791,989
 Less current portion                                            (726,989)
                                                                ----------
	                                                               $  65,000
                                                                ==========

Aggregate maturities of notes payable are as follows:


          December 31,
          ------------
          1996                                                  $ 726,989
          1997                                                     10,000
          1998                                                     55,000
          1999                                                         --
          2000                                                         --
                                                                ---------
                                                                $ 791,989
                                                                =========


Interest incurred on these notes for the years ended
December 31, 1995 and 1994 totaled $106,261 and $67,177,
respectively.

5. Royalty agreements
---------------------

Several of the Company's software tides are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments ranging from 1% to 5% of net collected sales on those particular titles. These agreements expire in the years 2000 and 2005. Royalty expense totaled $10,064 and $45,412 in 1995 and 1994, respectively.

6.	Operating leases
-------------------

The Company leases office space under a lease which is in default and is therefore on a month to month basis. Rent expense totaled $59,235 and $56,357 for the years ended December 31, 1995 and 1994, respectively. The company was in arrears on rent payments in the amount of $19,862 at December 31, 1995. Subsequent to December 31, 1995, the Company entered into a new lease agreement for the same office space at a monthly rate of $5,247. The lease term is March 1, 1996 through February 28, 1999.

7. Income taxes
---------------

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

There was no impact on January 1, 1993 from the adoption of this standard.

No current or deferred tax provision resulted as there was both an accounting and a tax loss for each of the periods presented. There are no significant timing differences between the reporting of income and expenses on a tax basis and on an accounting basis.

The Company has available a net operating loss carry forward of approximately $4,831,000 expiring between the years 1997 and 2010. A valuation allowance for the full amount of the related deferred tax asset of approximately $966,000 has been assessed.

8. Related party transactions
-----------------------------

The Company has various notes payable with shareholders
(Note 4). Accrued interest related to these notes at December 31, 1995 is $152,765. The related interest expense totaled
$97,215 and $47,039 during 1995 and 1994, respectively. The accrued interest was converted to common stock on June 30, 1996.

During 1995 and 1994, the Company paid fees to a firm owned by the President in the amount of $94,349 and $88,083, respectively. These fees include consulting, travel reimbursement, temporary living expenses and other various business expenses totaling $39,177 and $41,107 in 1995 and 1994, respectively.

During 1995 and 1994, the Company also paid a director and shareholder $-0- and $12,600 in consulting fees, respectively.

9.	Significant Customers
------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials. During the years ended December 31, 1995 and 1994, ten percent or more of the Company's revenues were generated from individual customers as follows:


                                          December 31,
		                                 1995	  	             1994
                                   -------------------------
United Marketing Associates	       $137,626	 10.7%  	$    --
Educational Resources			           $     --  10.3%   $68,969


10. Commitments and Contingencies
---------------------------------

The Company amortizes capitalized software costs over the products estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software costs
(carried in the accompanying balance sheet net of amortization at $312,364) is being amortized may have to be accelerated.

The Company has various vendor claims pending on delinquent trade payables. The Company uses the services of a professional firm to work out settlements with these creditors. As a result, these payables may be settled for less than their recorded amounts.

11.	Subsequent Events
---------------------

The Company issued 160,000 shares of common stock for cash at $.50 per share in March 1996. In March 1996, the Company also issued 363,677 shares of its common stock valued at $.02 per share in exchange for accrued wages and fees owed to the officers and directors of the Company. Notes payable and accrued interest totaling $976,710 at June 30, 1996 was converted to 2,666,274 shares of common stock at rates between $.20 and $.75 per share. Stock options to purchase 100,000 shares of common stock at $.20 per share were exercised for cash in July 1996. Warrants for 286,517 shares of common stock at $.50 per share were exercised in September 1996. In October 1996, trade debt of $11,747 was converted to 23,495 shares of common stock.

Summary of 1996 Equity Transactions


Type of	                         # Shares
Transaction		                    Issued	      Cash         Debt Conversion
-----------                      ---------    ---------    ---------------
Options and warrants exercised	    546,517    $ 243,258    $      --
Accrued compensation	              363,677           --       	7,298
Convertible notes and accrued
interest payable	                2,651,274           --      965,460
Notes payable converted             15,000           --       11,250
Accounts payable converted          23,495           --       11,747
                                 ---------    ---------    ---------
                                	3,599,963	   $ 243.258	   $ 995,755
                                 =========    =========    =========


12. Litigation
--------------

In October 1996, the Company became a party to litigation in the United States District Court for the District of
Columbia entitled SECURITIES AND EXCHANGE COMMISSION-
PLAINTIFF V. AMERICAN EDUCATION CORPORATION. Defendant (the
"Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company entered into a Consent and Undertaking pursuant to which the Court will issue a Final
Judgment of Permanent Injunction requiring the Company to
(i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports.
The failure to file any required report could result in a contempt citation or the assessment of fines against the Company.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company, other than the Action, that is considered material to the on-going operations and viability of the Company.

