Form 10QSB
period 1996-03-31
AMERICAN EDUCATION CORPORATION
filed 1996-12-19
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 1996

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado
--------
(State or other jurisdiction of incorporation, or organization)

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

THE AMERICAN EDUCATION CORPORATION

INDEX

                                                               Page No.

PART 1 - FINANCIAL INFORMATION

Item 1     Balance Sheets                                          3
           March 31, 1996 and December 31, 1995

           Statements of Operations                                4
           For the Quarter Ended March 31, 1996
           and for the Quarter Ended March 31, 1995

           Statements of Cash Flow                                 5
           For the Three Months Ended March 31, 1996
           and the Three Months Ended March 31, 1995

           Notes to Interim Financial Statements                   6

Item 2     Management's Discussion and Analysis of Financial       8
           Conditions and Results of Operations


PART II - OTHER INFORMATION                                       10

SIGNATURE PAGE                                                    11


PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS

                                                   March 31       December 31
                                                     1996            1995
                                                   --------       -----------
ASSETS
Current assets:
   Cash                                             $ 102,222      $  56,882
   Accounts receivable, net of allowance for
     uncollectible accounts of $28,822                108,189        130,352
   Inventories, net of impairment reserve of
    $10,000                                            18,452         19,986
   Prepaid expenses and deposits                        6,033          7,147
                                                    ----------     ----------
     Total current assets                             234,896        214,367

   Property and equipment, at cost                    143,254        135,115
     Less accumulated depreciation and amortization  (106,120)       (99,641)
                                                    ----------     ----------
      Net property and equipment                       37,134         35,474

Other assets:
   Capitalized software costs, net of accumulated
     amortization of $804,828 and $745,989            315,882        312,364
   Goodwill, net of accumulated amortization
     of $165,883 and $154,264                          80,967         92,536
                                                    ----------     ----------
       Total other assets                             396,849        404,900
                                                    ----------     ----------
Total Assets                                        $ 668,879      $ 654,741
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities         $1,021,783     $1,063,384
   Current maturities of notes payable
     and long term debt                                771,754        726,989
                                                    -----------    -----------
       Total current liabilities                     1,793,537      1,790,373

Long-term debt                                          62,503         65,000
                                                    -----------    -----------
Total liabilities                                    1,856,040      1,855,373

Commitments and contingencies                                -              -

Stockholders' Deficit
   Preferred Stock, $.001 par value; Authorized -
    50,000,000 shares;
    issued and outstanding - none                            -              -
   Common Stock, $.025 par value; Authorized -
    15,000,000 shares;
    issued and outstanding -
    9,094,542 and 8,570,865 shares.                    227,244        214,272
   Additional paid-in capital                        4,157,821      4,083,616
   Retained deficit                                 (5,572,226)    (5,498,520)
                                                    -----------    -----------
       Total stockholders' deficit                  (1,187,161)    (1,200,632)
                                                    -----------    -----------
Total liabilities and stockholders' equity          $  668,879     $  654,741
                                                    ===========    ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED MARCH 31, 1996 AND 1995


                                                     1996          1995
                                                     ----          ----
Net Sales                                         $  315,239    $  166,217
Cost of goods sold                                    56,628        40,185
                                                  -----------   -----------
 Gross profit                                        258,611       126,032

Operating expenses:
   Sales and marketing                                84,719        52,253
   General and administrative                        165,226       179,239
   Amortization of capitalized software costs         58,840        53,009
                                                  -----------    ----------
   Total operating expenses                          308,785       284,501

   Operating loss                                    (50,174)     (158,469)
                                                  -----------    -----------
Other income (expense):
   Miscellaneous income                                   55             -
   Interest expense                                  (16,464)      (27,896)
   Factoring costs                                    (7,121)       (5,096)
                                                  -----------   -----------
   Net loss                                       $  (73,704)   $ (191,461)
                                                  ===========   ===========

Weighted average common shares outstanding         8,660,593     8,397,218
                                                  ===========   ===========
Loss per share                                       $(0.008)      $(0.023)


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                    March 31       March  31
                                                      1996            1995
                                                    --------        ---------
Cash flows from operating activities:
   Net earnings (loss)                             $ (73,704)     $ (191,461)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    76,887          70,928
     Reserve for bad debts                                 -          (5,000)

   Changes in assets and liabilities:
     Accounts receivable                              22,163         (12,000)
     Inventories                                       1,534               -
     Prepaid expenses and other                        1,114             400
     Accounts payable and accrued liabilities        (34,426)         62,000
                                                   ----------      ----------
     Net cash used in operating activities            (6,432)        (75,133)

Cash flow from investing activities:
   Purchase of capitalized software costs            (62,357)        (41,000)
   Purchase of property and equipment                 (8,139)              -
                                                   ----------      ----------
    Net cash used in investing activities            (70,496)        (41,000)

Cash flows from financing activities:
   Proceeds received from issuance of debt            42,268         115,000
   Issuance of common stock for cash                  80,000               -
                                                   ----------      ----------
   Net cash provided by financing activities         122,268         115,000
                                                   ----------      ----------
Net increase (decrease) in cash                       45,340          (1,133)

Cash at beginning of the period                       56,882           2,746
                                                   ----------      ----------
Cash at end of the period                          $ 102,222       $   1,613
                                                   ==========      ==========
Supplemental Cash Flow Disclosures:
   Interest paid                                   $   5,600          $7,536
                                                   ==========      ==========


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

1.  BASIS OF PRESENTATION

The interim financial statements at March 31, 1996, and for the three month periods ended March 31, 1996, and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's
Form 10-KSB for the year ended December 31, 1995. The accompanying unaudited interim financial statements for the three month period ended March 31, 1996, are not necessarily indicative of the results which can be expected for the entire year.

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

Summary of 1996 Equity Transactions


                                      No. Shares                     Debt
Type of Transaction                     Issued        Cash       Conversion
-------------------                   ----------      ----       ----------
Options and warrants exercised           546,517    $ 243,258    $        -
Accrued compensation                     363,377            -         7,298
Convertible notes and
 accrued interest payable              2,651,274            -       965,460
Notes payable converted                   15,000            -        11,250
Accounts payable converted                23,495            -        11,747
                                      ----------    ---------    ----------
                                       3,599,963    $ 243,258    $  995,755
                                      ==========    =========    ==========

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

Management has determined that the Company most likely will not be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount for the quarter ended March 31, 1996.

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

The Company's working capital was a deficit $1,558,641 at March 31, 1996, an improvement of $17,367 from December 31, 1995. This 1% improvement is associated with improving sales and collection of sales proceeds during the period.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1995

Net software revenues for the three months ended March
31, 1996, totaled $315,239 compared to net software revenues of $166,217 for the same period in 1995. This represents an increase of approximately 90% in 1996.
The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the three months ended March 31, 1996, increased by approximately 41%, even though sales increased by 90%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low.
Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the three months ended March 31, 1996, were $308,785, compared to $284,501 for the previous year. This represents an increase of approximately 9%. Selling and marketing costs increased by approximately 62%, from $52,253 for the three months ended March 31, 1995 to $84,719 for the current period. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses decreased by approximately 8% during 1996, from $179,239 to $165,226. This decrease is related to lower legal and professional fees incurred during the first three months of 1996 compared to the prior year.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby it would assign from time to time, the payment of specific invoices to the factoring entity. The cost of factoring is disclosed as a separate line item within the Statement of Operations. Such costs increased by approximately 40% during the first three months of 1996 compared to the prior year, from $5,096 to $7,121, reflecting the need for such financing during the initial portion of the year.

Interest expense decreased by approximately 41% during 1996, from $27,896 in 1995 to $16,464 for 1996. This decrease reflects the lower levels of interest bearing debt and the increased dependence on factoring during the year.

The net loss for the three months ended March 31, 1996, improved by approximately 62% as compared to the prior year. This reduction of net loss from $191,461 in 1995 to $73,704 in 1996, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets. Management believes that with network problems resolved and with the expansion of sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

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

Item 2.     Changes in Securities

Summary of 1996 Equity Transactions


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