Form 10QSB
period 1996-06-30
AMERICAN EDUCATION CORPORATION
filed 1996-12-19
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 1996

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


THE AMERICAN EDUCATION CORPORATION

INDEX

                                                             Page No.
                                                             --------

PART 1 - FINANCIAL INFORMATION

Item 1     Balance Sheets                                        3
           June 30, 1996 and December 31, 1995

           Statements of Operations
           For the Quarter Ended June 30, 1996                   4
           and for the Quarter Ended June 30, 1995

           For the Six Months Ended June 30, 1996                5
           and for the Six Months Ended June 30, 1995

           Statements of Cash Flows                              6
           For the Six Months Ended June 30, 1996
           and for the Six Months Ended June 30, 1995

           Notes to Interim Financial Statements                 7


Item 2     Management's Discussion and Analysis of Financial     9
           Conditions and Results of Operations


PART II - OTHER INFORMATION                                     12

SIGNATURE PAGE                                                  13


PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS


                                                      June 30      December 31
                                                        1996           1995
                                                      -------      -----------
ASSETS
Current assets:
   Cash                                              $   58,555    $   56,882
   Accounts receivable, net of allowance for
     uncollectible accounts of $28,822                  788,098       130,352
   Inventories, net of impairment reserve of $10,000     17,607        19,986
   Prepaid expenses and deposits                          5,554         7,147
                                                     ----------    ----------
     Total current assets                               869,814       214,367

   Property and equipment, at cost                      147,383       135,115
     Less accumulated depreciation and amortization    (113,167)      (99,641)
                                                     -----------   -----------
       Net property and equipment                        34,216        35,474
                                                     -----------   -----------
Other assets:
   Capitalized software costs, net of accumulated
     amortization of $866,786 and $745,989              314,919       312,364
   Goodwill, net of accumulated amortization
     of $177,400 and $154,264                            69,400        92,536
                                                     -----------   -----------
       Total other assets                               384,319       404,900
                                                     -----------   -----------
Total Assets                                         $1,288,349    $  654,741
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities          $  842,521    $1,063,384
   Current maturities of notes payable
     and long term debt                                  70,000       726,989
                                                     ----------    ----------
       Total current liabilities                        912,521     1,790,373

Long-term debt                                           60,000        65,000
                                                     ----------    ----------
Total liabilities                                       972,521     1,855,373

Commitments and contingencies                                 -             -

Stockholders' Deficit
   Preferred Stock, $.001 par value; Authorized -
   50,000,000 shares;
     issued and outstanding - none                            -             -
   Common Stock, $.025 par value; Authorized -
   15,000,000 shares;
     issued and outstanding - 12,147,333 and
     8,570,865 shares.                                  293,526       214,272
   Additional paid-in capital                         5,107,000     4,083,616
   Retained deficit                                  (5,084,698)   (5,498,520)
                                                     -----------   -----------
       Total stockholders' deficit                      315,828    (1,200,632)
                                                     -----------   -----------
Total liabilities and stockholders' equity           $ 1,288,349   $  654,741


The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED JUNE 30, 1996 AND 1995


                                                   1996          1995
                                                   ----          ----
Net Sales                                       $1,044,698    $  351,224
Cost of goods sold                                 141,971        89,948
                                                ----------    ----------
   Gross profit                                    902,727       261,276

Operating expenses:
   Sales and marketing                             151,351        85,194
   General and administrative                      203,973       194,805
   Amortization of capitalized software costs       61,957        53,009
                                                ----------    ----------
   Total operating expenses                        417,281       333,008

   Operating earnings (loss)                       485,446       (71,732)
                                                ----------    -----------
Other income (expense):
   Miscellaneous income                             27,065              -
   Interest expense                                (18,516)       (24,996)
   Factoring costs                                  (6,467)        (7,320)
                                                -----------   ------------
   Net earnings (loss)                          $  487,528    $  (104,048)
                                                ===========   ============
Weighted average common shares outstanding       9,128,089      8,397,218
                                                ===========   ============
Earnings (loss) per share                       $    0.053    $    (0.012)
                                                ===========   ============


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                      1996           1995
                                                      ----           ----
Net Sales                                         $ 1,359,937    $   517,441
Cost of goods sold                                    198,599        130,133
                                                  -----------    -----------
   Gross profit                                     1,161,338        387,308

Operating expenses:
   Sales and marketing                                236,070        137,447
   General and administrative                         369,199        374,044
   Amortization of capitalized software costs         120,797        106,018
                                                  -----------    -----------
   Total operating expenses                           726,066        617,509
                                                  -----------    ------------
   Operating earnings (loss)                          435,272       (230,201)
                                                  -----------    ------------
Other income (expense):
   Miscellaneous income                                27,120              -
   Interest expense                                   (34,980)       (52,892)
   Factoring costs                                    (13,588)       (12,416)
                                                   -----------   ------------
   Net earnings (loss)                             $  413,824    $  (295,509)
                                                   ===========   ============
Weighted average common shares outstanding          9,128,089      8,397,218
                                                   ===========   ============
Earnings (loss) per share                          $    0.045    $    (0.035)
                                                   ===========   ============


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
   Net earnings (loss)                             $  413,824     $  (295,509)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    157,459         141,856
     Gain on debt settlement                          (27,060)              -
     Reserve for bad debts                             49,534         (10,000)

   Changes in assets and liabilities:
     Accounts receivable                             (707,283)        (16,000)
     Inventories                                        2,379               -
     Prepaid expenses and other                         1,593             800
     Accounts payable and accrued liabilities         124,579         109,000
                                                     ---------      ----------
     Net cash provide by (used in) operating
     activities                                        15,025         (69,853)

Cash flow from investing activities:
   Purchase of capitalized software costs            (123,352)        (70,000)
   Purchase of property and equipment                 (12,268)         (6,000)
                                                     ---------       ---------
   Net cash used in investing activities             (135,620)        (76,000)

Cash flows from financing activities:
   Proceeds received from issuance of debt             42,268         150,000
   Principal payment on debt                                -          (6,500)
   Issuance of common stock for cash                   80,000               -
                                                     ---------       ---------
   Net cash provided by financing activities          122,268         143,500
                                                     ---------       ---------
Net increase (decrease) in cash                         1,673          (2,353)

Cash at beginning of the period                        56,882           2,746

Cash at end of the period                            $ 58,555        $    393
                                                     =========       =========
Supplemental Cash Flow Disclosures:
   Interest paid                                     $  5,600        $ 15,050
                                                     =========       =========


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

1.  BASIS OF PRESENTATION

The interim financial statements at June 30, 1996, and for the three month and six month periods ended June
30, 1996, and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's
Form 10-KSB for the year ended December 31, 1995. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results which can be expected for the entire year.

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

Management has determined that the Company will most likely not be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount for the three months and six months ended June
30, 1996.

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

The Company's working capital was a deficit $42,707 at June 30, 1996, an improvement of $1,533,299 from December 31, 1995. This significant improvement is associated with higher levels of sales and collection of sales proceeds during the period and conversion of debt for equity as of June 30, 1996.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1995

Net software revenues for the three months ended June
30, 1996, totaled $1,044,698 compared to net software revenues of $351,224 for the same period in 1995. This represents an increase of approximately 197% in 1996.
The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the three months ended June 30, 1996, increased by approximately 58%, even though sales increased by 197%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low.
Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the three months ended June 30, 1996, were $417,281, compared to $333,008 for the previous year. This represents an increase of approximately 25%. Selling and marketing costs increased by approximately 78%, from $85,194 for the three months ended June 30, 1995 to $151,351 for the current period. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses increased by approximately 5% during 1996, from $194,805 to $203,973. This increase is related to higher levels of product development and technical support during 1996 as a result of the larger installed base of products for the Company.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby it would assign from time to time, the payment of specific invoices to the factoring entity. The cost of factoring is disclosed as a separate line item within the Statement of Operations. Such costs decreased by approximately 12% during the three months ended June
30, 1996 compared to the same period in 1995, from $7,320 to $6,467, reflecting the reduced need for such financing as the profitability of the Company has improved.

Interest expense decreased by approximately 26% during 1996, from $24,996 in 1995 to $18,516 for 1996. This decrease reflects the lower levels of interest bearing debt present during the 1996 period.

Net earnings for the three months ended June 30, 1996, improved by approximately 569% as compared to the prior year. This improvement from a net loss of $104,048 in 1995 to net earnings of $478,528 in 1996, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets. Management believes that with network problems resolved and with the expansion of sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Net software revenues for the six months ended June 30, 1996, totaled $1,359,937 compared to net software revenues of $517,441 for the same period in 1995. This represents an increase of approximately 163% in 1996.
The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the six months ended June 30, 1996, increased by approximately 53%, even though sales increased by 163%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low.
Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the six months ended June 30, 1996, were $726,066, compared to $617,509 for the previous year. This represents an increase of approximately 18%. Selling and marketing costs increased by approximately 72%, from $137,447 for the six months ended June 30, 1995 to $236,070 for the current period. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses decreased by approximately 1% during 1996, from $374,044 to $369,199. This marginal decrease reflects higher levels of product development and technical support during 1996 as a result of the larger installed base of products for the Company, netted against lower legal and professional fees incurred during the initial portion of 1996.

The cost of factoring is disclosed as a separate line item within the Statement of Operations. Such costs increased by approximately 9% during the six months ended June 30, 1996 compared to the same period in 1995, from $12,416 to $13,588, reflecting higher use of factoring during the early portion of 1996 and reduced need for such financing as the profitability of the Company has improved during the second quarter of the year.

Interest expense decreased by approximately 34% during 1996, from $52,892 in 1995 to $34,980 for 1996. This decrease reflects the lower levels of interest bearing debt present during the 1996 period.

Net earnings for the six months ended June 30, 1996, improved by approximately 240% as compared to the prior year. This improvement from a net loss of $295,509 in 1995 to net earnings of $413,824 in 1996, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets.


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

Item 2.     Changes in Securities
            ---------------------

Summary of 1996 Equity Transactions
-----------------------------------


                                         No. Shares                  Debt
Type of Transaction                        Issued        Cash      Conversion
-------------------                      ----------      ----      ----------
Options and warrants exercised              546,517   $  243,258   $        -
Accrued compensation                        363,377            -        7,298
Convertible notes and
accrued interest payable                  2,651,274            -      965,460
Notes payable converted                      15,000            -       11,250
Accounts payable converted                   23,495            -       11,747
                                          =========   ==========   ==========
                                          3,599,963   $  243,258   $  995,755

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

The American Education Corporation

December 10, 1996					By:   /s/  Jeffrey E. Butler
                           -----------------------
          							          Chief Executive Officer
          							          Chairman of the Board
          							          Treasurer




