Form 10KSB
period 1996-12-31
AMERICAN EDUCATION CORPORATION
filed 1997-03-31
CIK 705003

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES[X] NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB. YES [ ] NO [X]

Revenues for the year ended December 31, 1996:  $ 2,393,934

The Registrant is unaware of material trading in the Registrant's stock. There is presently no market maker for shares of the Registrant's common stock. Therefore, the Registrant is unable to determine the market value (if any) of the voting stock held by non affiliates of the Registrant.

Number of shares of the registrant's common stock
outstanding as of March 28, 1997:    12,170,828

THE AMERICAN EDUCATION CORPORATION
FORM 1O-KSB

PART I
------
Item 1.	Description of Business.
--------------------------------
General.
--------

The American Education Corporation, formerly PLASMEDICS,
INC. (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981. Initial business activities, associated with the research and development of medical devices and medical technology, commenced from inception through 1984. In 1984, the Company acquired all of the issued and outstanding stock of Medquest, Inc. in exchange for 9,490,000 shares of the Company's common stock. In 1985, in an agreement with an affiliate, Medac, Inc., the Company received 67,000,000 shares of Medac, Inc. common stock, $10,000 in license fees and future royalties, for the assignment of certain technology rights. In November 1986, Medquest transferred to Medac, Inc. for $10,000, the rights to certain technology, computer equipment, and 57,000,000 of its 67,000,000 Medac shares. Thereafter, the Company was essentially inactive until 1989. In 1989, the Company sold its remaining 10,000,000 shares of Medac common stock for $290,000. From 1989 until 1990, the Company initiated a plan to seek an acquisition, or merger with another company. In December 1990, the Company entered into an agreement to purchase substantially all of the assets of American Educational Computer, Inc. from its parent, UNICO, Inc. (UNICO). The following major developments relating to the asset purchase are listed in chronological order:

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

The Company's Business.
-----------------------

The Company's business is to license or internally develop and market educational microcomputer software and CD-ROM titles. Except as specified to the contrary, all references to the Company's current business include the activities associated with the development and marketing of educational computer software and CD-ROM based products under the direction of Company management.

The Company internally develops, and also licenses from third parties, educational computer software. The Company utilizes both in-house technical programmers and independent computer programming companies to develop these products.
The products are sold through retail outlets, distributors, catalog companies, independent dealers, and direct mail.
Sales are made to domestic and international markets. The products are sold for use in elementary and high schools, libraries, adult learning centers, private industry, and for use at home for self-directed learning and home-based schooling.

The use of microcomputers and software as educational and instructional aids is the major focus of the Company's marketing strategy, as the use of the personal computer and CD-ROM devices has been adopted by many of the nation's Schools as they have become more affordable. The Company's marketing plan calls for separate marketing efforts to be directed toward the home and institutional markets. Currently, the Company utilizes a small employee sales force as well as independent dealers ("school-dealers") to market its products to schools, industry and libraries. Each school-dealer generally covers a geographically-limited territory. Other marketing efforts are through business partners such as Educational Resources, Davidson & Associates, Learning Services, National School Services, Inc. and direct mail and catalog companies which market third-party products to the school and library markets.

Principal Products.
-------------------
Computer Software
-----------------

The Company acquired (through its acquisition of AECI) a series of exclusive and non-exclusive licenses to develop and market microcomputer software products based upon certain courseware in reading, English, spelling, social studies, bilingual language development and early childhood development.

Educational software for the elementary and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. In addition, there is a growing use of computer network technology in schools. The Company's products for schools and the professional educator feature management modules which track both individual student and class performance. This management module also prints reports, lesson materials, tests and assignments. Further, a hallmark of the Company's products is an authoring capability which allows the user to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software, that is designed for home use, is also closely related to classroom work, and is correlated to major national test objectives so that parents can can select software to assist students in a specific subject and grade level. The Company's computer software products, particularly those designed for the home market, are designed to be used without extensive experience with computer operations.

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

The majority of the Company's school products are designed for a networked environment. To monitor and facilitate student performance in this environment, a class of software referred to as a managed solution has evolved. This solution is typically defined as an Integrated Learning System ("ILS"). This approach provides software controlled class and student lesson assignments, individualized paths of study, skills assessment, authoring, time management, integration of third party software where relevant, and a range of other functions which assist the educator in directing and understanding the effectiveness of the software and the learning process. Management believes that fewer than 10 companies, industry-wide, provide a managed solution or this class of sophisticated educational software product.

A+dvanced Learning System TM
----------------------------

A+LS, from a content perspective, has been designed as a grade level 1-9 basic skills curriculum solution. It is comprised of 43 subject titles in a multi-media environment with extensive sound and graphics. Subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending level of the product presents increasingly more complex concepts, but provides overlapping, level to level subject matter reinforcement. As a body of published work, it is one of the most extensive in the industry for the targeted grade levels. A+LS's content is divided into subjects and lessons with each lesson containing a number of activities such as study, practice, test and essay. This content is further supported by lesson related exercises. This design facilitates the use of the advanced A+LS class and student management system. Educators may select specific lessons to create a curriculum plan for a specific time period, specifying independent mastery levels for each lesson. They may also insert third party publishers' materials into a supported course of study for enrichment or remediation. The design also permits the development of individualized courses of study for the at risk or special education student which might require remediation or specific emphasis to correct skill deficiencies. Approximately 1600 schools and centers of adult literacy have purchased this product since its introduction in mid-1995.

In early 1996, the Company began the process of developing a major content extension of the A+LS elementary and middle school curriculum through grade level 12. This development process was largely completed for core mathematics, science, and social studies titles during the 1996 fiscal year. The Company expects to release 16 new subject titles starting in the early part of the second quarter of fiscal 1997. One A+SSESS! title will also be developed to support the assessment and testing requirements for the high school level product offering. Management believes that the addition of these 17 new subject titles to the A+LS product family positions the Company with one of the largest bodies of integrated curriculum content in the industry.

A+SSESS! TM
-----------

A+SSESS! is a product family of primary, intermediate and advanced modules which comprise three individual software titles. A+SSESS! has been designed as a companion to A+LS's extensive curriculum content, as a tool to assist educators in determining student beginning skill levels in all A+LS subject areas. A pretest process is utilized for this purpose. After beginning skill levels are determined, A+SSESS! automatically recommends and prepares lesson plans for each student. A post-test process is utilized to facilitate measurement of student academic gains. This product family, designed to complement the curriculum design of A+LS was introduced in mid-1996 and approximately 500 schools have purchased the product since its introduction.

A+LS/MediaWeaver TM
-------------------

The Company entered into an agreement in late 1995 to integrate certain of the Humanties Software, Inc. popular MediaWeaver TM programs into a A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. Six novel and skill bundles for elemantary, middle and high school and 1 MediaWeaver authoring title are now fully integrated into the A+LS class and student manager. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family. The Windows version of this product was introduced in late 1996 and substantial work was completed on the programming of the Macintosh version in 1996.

New A+ TM
---------

Introduced in 1994, New A+ is the predecessor product family to A+LS. It is comprised of 14 subject titles in the areas of language arts, social studies and science, and is available in network, lab pack, school stand alone, site license, and home versions for Windows, Macintosh and DOS platforms. New A+ has a management system which records student grades and activities and allows full authoring. It does not provide the multi-media functions, managed lesson sequences or third party program capabilities that have been incorporated in A+LS. New A+, which is installed in approximately 1,500 schools nationwide, remains a viable alternative for schools with older hardware that will not support the operating requirements of A+LS. Macintosh, Windows, Windows NT and DOS are fully supported.

Basic Learning Skills Courseware
--------------------------------

Introduced in 1992, Basic Learning Skills Courseware is a DOS only product family that includes fully networkable curriculum for grade levels 1-9. Subject areas include language skills, reading and mathematics (the Language Skills Development Program, Reading Skills Development Program and Mathematics Skills Development Program). These programs are fully supported by sound capabilities. Included in the design of these products is a rudimentary management system keyed to each product. These products, portions of which are in use in over 700 schools, remain viable for schools with non-current hardware technology.

Third Party Publishing and Marketing Affiliations
-------------------------------------------------

The Company is actively pursuing and is being pursued by third party publishing and marketing companies which have curriculum content which is complementary to the publications of the Company. Many of these highly regarded companies do not have the software management technology, or the distribution resources of the Company. These relationships are being sought to supplement and complement the content of existing and planned A+LS subject matter as third party programs which may be launched in a planned lesson sequence. Management believes this process postures the Company as an open architecture, full classroom management solution. Management also believes this continued expansion of these type of relationships enhances the value of the Company's products and strengthens marketing relationships with its distributors and other business partners.

The Market For Educational Software Products.
---------------------------------------------

The Company addresses three major market segments for its products: the school, adult literacy and home markets. The Company's products, except for those especially configured for use by the professional educator, generally have application in either market.

School Market

The school market for educational software is growing at approximately 20%-25% per year according to industry sources. In order for the Company to take advantage of this fast growing industry it must expand its authorized dealer sales base. Although significant progress was made in 1996 in dealer recruiting program a major objective is to continue to expand the Company's dealer base of organizations calling on and selling into the public schools market. The Company lacks effective representation in several important geographical areas of the country. A key emphasis will be to insure that this dealer expansion program will provide coverage in these areas and to continue to expand industry marketing and strategic relationships.

Adult Literacy Market

The Company believes it has designed its curriculum content delivery so that is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving significant interest from this segment. In 1995 and 1996, the Company established a number of installations in state and municipal centers of literacy and the juvenile and adult corrections market segments. Preliminary information from these installations is that the Company's products are highly effective in preparing adult high school equivalency tests and other recognized measurements of literacy. These markets are growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its efforts in this area.

Home Market

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

In competing for the home market, the Company faces stiff competition in the traditional retail outlets. AEC does not have the financial resources to effectively compete in the traditional retail market. The Company must, therefore, market its products through unconventional channels. This includes developing and expanding a distributor base which deals directly with the public and emerging Internet opportunities.

Trade Name, Service Marks and Logo Types.
------------------------------------------

The American Education Computer, Inc. service mark for the
A+ products was registered with the United States Patent Office on Principal Register, register number 675,666 on July 31, 1987.
On April 15, 1989, the A+ trademark for use with educational software, was registered with the United States Patent Office.
The Company was notified on November 16,1995 that the use of the A+ symbol for educational software was a registered trademark and is incontestable for this use. Other various trademarks and logos associated with American Educational Computer, Inc.'s software products have also been registered. These trade names, service marks and logo types were included in the assets which were purchased by the Company from American Educational Computer, Inc.

On June 16, 1995, the Company filed for the separate and expanded use of its A+ registered mark as A+dvanced Learning System with its logo design to describe and identify this extensive family of educational software products released in the later part of fiscal 1995. This mark was registered with the United States Patent Office on Principal Register, register number 2,038,275, on February 18, 1996.

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

Research and Development Costs.
-------------------------------

Initially, the Company relied upon external, independent software developers for its technology and as the source of software titles. In June 1991, the Company hired its first, qualified technical programmer, and in January 1992, retained an experienced, doctorate level educational specialist on a project basis. In May 1992, this individual was hired by the Company on a full-time basis. By the year ended December 31, 1993, the Company employed a total of three technical programmers and one technical support person on a full time basis. At December 31, 1996, the Company employs eight full time technical development and support personnel.

The Company makes use of professional educators as consultants in the design of its curriculum-based products.
These individuals provide the technical and curriculum support on the development and enhancement of Company products, support existing customers on technical issues, and engage in limited programming and content development of new products. Management believes that it will continue to rely upon external sources for a portion of its new product requirements. However, the growing sophistication and complexity of the design of products and the rapid changes occurring in the marketplace will require continued expansion of in-house curriculum and graphics development resources. At December 31, 1996, the Company employed 2 full-time educational professionals in support of this effort. These individuals plan and manage and coordinate the efforts of up to twenty independent consultants and graphic designers.

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight line basis over the product's estimated economic life. The Company capitalized costs of $276,999 in software research and development costs in 1996.

Backlog.
--------

The Company's computer software products are normally shipped within ten days of receipt of the order. The Company believes that a level of backlog at any particular date may not be a meaningful indicator of future performance, unless technical difficulties delay the fulfillment of orders related to the launching of new products.

Seasonality.
------------

Decisions by schools and individual consumers to purchase educational software have most frequently been made at the beginning, or near the end of the school periods. For home computer software products, the Company experiences marginally higher sales levels during the first and fourth quarters of the year. Summer months have historically shown the lowest level of sales for computer software products.

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

Employees.
----------

During the fiscal year ended December 31, 1996, the Company had twenty-six (26) full-time employees. The Company believes that its relationship with employees is satisfactory.

Recapitalization and Restructuring Events.
------------------------------------------

In an effort to appropriately capitalize the Company and to provide sufficient working capital to develop and market high quality products, management has sought appropriate investment from qualified private investors. From January 1, 1996 through December 31, 1996, the following significant events have occurred:

In March 1996, a private investor purchased 160,000 shares of restricted common stock at price per share of $.50.

In June 1996, five third party debt holders converted $965,460 of short term debt and accrued interest related thereto, into 2,651,274 shares of common stock at an average price per share of approximately $.34.

In June 1996, a supplier of the Company exchanged $11,250 of amounts owed to them by the Company for 15,000 shares of restricted common stock at a price per share of $.75.

In July 1996, a private investor exercised 100,000 warrants to purchase 100,000 shares of common stock, at an exercise price of $.20 per share.

In September 1996, a private investor exercised 286,517 warrants to purchase 286,517 shares of common stock at an exercise price per share of $.50.

In October 1996, a supplier of the Company exchanged $11,747 of amounts owed them by the Company for 23,495 shares of restricted common stock at a price per share of $.50.

The pro forma effect of these transactions is as follows:

Debt eliminated                         $988,457
Capital from purchase of stock          $243,259
Common stock shares issued             3,236,286

As a result of these transactions, borrowings from third parties or banks has been reduced to approximately $53,000 as of December 31, 1996.

Item 2.	Description of Properties.
----------------------------------

The Company is located at 7506 North Broadway, Suite 505, Oklahoma City, Oklahoma, 73116. This space houses the corporate offices and the offices and warehouse facility for the Company's operations. This space is leased for a monthly fee of approximately $5,247, exclusive of utilities and other services, and has approximately 8,750 square feet. The term of the lease expires February 28, 1999.

Item 3.	Legal Proceedings.
--------------------------

In October 1996, the Company became a party to litigation in the United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to
(i) file all of its delinquent Exchange Act reports. The failure to file any required report could result in a contempt citation or the assessment of fines against the Company.

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

No matters were submitted to a vote of the security holders in 1996.

PART II
-------

Item 5.	Market for Common Stock and Related Stockholder Matters.
----------------------------------------------------------------

As of December 31, 1996, there were approximately 2,500 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. There have been no formal market makers for the Company's common stock for the past two years. Due to the absence of a formal market for the stock, the Company is unable to state the range of high and low bid information for the common stock for those years.

Dividends.
----------

The Company has never declared a cash dividend. The Company intends, at this point, to retain any future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

Liquidity and Capital Resources.
--------------------------------

The Company, after assuming operational control of AEC, has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update and expand the Company's product offerings. To finance the business, management has utilized additional long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and accounts receivable financing sources. Management anticipates that additional financing will be required to continue to develop and position the Company for the significant growth opportunities that exist in the electronic media for education industry.

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

Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $222,509 of accrued interest related to convertible notes. At December 31, 1996, $53,000 of convertible notes, including $3,000 of accrued interest, with a conversion price per share of $.136 remain outstanding.

At December 31, 1996, the Company had a working capital deficit of $203,497. Certain of the Company's accounts payable, approximately $110,000, date back to between 1991 and 1993. These accounts are disputed and no payments have been made. Management anticipates that these accounts, if paid at all, will be settled for significantly less than their face value.

Additionally, at December 31, 1996, the Company had recorded as current liabilities approximately $194,000 of customers credit balances. These deposits will be recognized as revenue in the first half of 1997 as product is shipped. In particular, $125,000 of prepayments from Davidson and Associates, (Davidson) on a $350,000 minimum purchases contract for products will become revenue as products are shipped during the second quarter of fiscal 1997 and through December 31, 1997.

The Company relationships with its dealers have grown and management believes that several significant opportunities exist for fulfillment of large known orders with its products. Several of these opportunities have been negotiated by the Company's distributors and will be fulfilled during the second quarter of 1997 and through the end of the fiscal 1997 year.

With the Company's enhanced gross margins and expense control, demonstrated during fiscal 1996, and product improvements and expansion of curriculum into the secondary grade levels, management believes that the Company will meet most of its working capital requirements from operating cash flows.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

Results of Operations.
----------------------

Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended
December 31, 1995.
-----------------------------------------------------------------

The following is a discussion of the results of operations for the fiscal year ended December 31, 1996, as compared to the fiscal period ended December 31, 1995.

Net software revenues for the twelve months ended December 31, 1996, totaled $2,393,934 compared to net software revenues of $1,288,867 for the year ended 1995. This represents an increase of nearly 86% in 1996. The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, the release of new subject titles associated with this product family upon the conclusion of lengthy development activity initiated in 1995 and enhanced relationships with major educational publishers and distributors.

The Company entered into an agreement with Davidson and Associates in August of 1996 to license certain elements of the A+dvanced Learning System product family curriculum content and software technology under a software distribution and license agreement.
In addition, the Company entered into verbal agreement with National School Services, Inc. (NSS) to work with that organization to convert certain the A+dvanced Learning System subject content areas into Spanish and to license the new Spanish version for NSS's exclusive distribution in certain other Spanish-speaking markets. The Company will have the rights to sell the Spanish version in the United States. It is expected that the formal agreement with National School Products will be signed during the latter part of the first calendar quarter of 1997.

Cost of goods sold for the year ended December 31, 1996, increased by approximately 16%, even though sales increased by approximately 86%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75% to 95% percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the year ended December
31, 1996, were $1,879,505 compared to $1,320,153, for the previous year. This represents an increase of approximately 42%. As a component of total operating expenses, selling and marketing costs increased by approximately 128%, from $312,355 in fiscal 1995 to $712,320 in 1996. The increase in 1996 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses increased by only 3% during 1996, from $795,615 to $816,583. This increase is related to expanded technical support staff added as a result of the expanding customer base and higher legal, accounting and professional costs related to expansion of third party relationships and return to compliance in the Company's SEC reporting obligations.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Amortization of such costs for 1996 was approximately equal to the amount of such charges capitalized for the year. The comparability of these amounts reflects the maturing nature of the Company's developmental activities. Amortization of capitalized software costs for 1996 increased by approximately 26% during 1996, from $212,183 in 1995 to $267,327 in 1996. This increase reflects the Company's emphasis on development of new and enhanced products. During 1996, the Company completed the development of its planned 43 subject titles A+LS product line, developed the three module A+SSESS! tools software program and fully integrated the A+LS/Humanities, Inc. seven title reading and writing program into the A+LS management program. In addition, the Company planned and made substantial curriculum development progress on 16 new high school titles and 1 companion A+SSESS module. These new subject titles for mathematics, science, and social studies will be added to the Company's product line during fiscal 1997.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby, it would assign from time to time, the payment of specific invoices to the factoring entity. The cost of factoring is disclosed as a separate line item within the statement of operations. Such costs decreased by approximately 56% during 1996, reflecting the improved financial condition of the Company and reduced need for such financing during the latter portion of the year.

Interest expense decreased by approximately 53% during 1996, from $106,261 in fiscal 1995 to $50,194 for 1996. This decrease reflects the reduction of interest bearing debt as a result of conversion of such debt to equity during the year, as well as the improving financial condition of the Company during 1996.

Net income for the current year improved by approximately 126% during 1996 compared to the prior year. This improvement from a net loss of $473,476 in 1995 to net income of $122,681 in 1996 reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets and cost control of general and administrative expenses. Also during 1996, final technical difficulties associated with network versions of the Company's products were resolved. Management believes that with these technical problems resolved and with the expansion of product line, increased sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

The Company has been constrained by the lack of adequate capital and proper financing for the past several years.
As sales of the A+LS product line have improved, management has taken action to reduce debt and to supplement capital through the private sale of restricted common stock. and conversion of convertible debt to common stock.

Company management believes that significant, opportunities exist in the school, adult literacy and home markets for future company growth. The Company is now equipped with DOS products and A+LS Macintosh and Windows program shells that facilitate the low cost and rapid development of new subject titles. In addition, the Company has expanded its content and intellectual property base with the internal development of substantial educational content for its current and future products Management believes, as a result of these recent curriculum and technical developments, that the Company is well positioned to compete in the major market segments of the educational technology industry.
The Company's competitive position is further enhanced by its growing employee base of skilled technical and business professionals that has aided the development of new industry partnerships during 1996. These elements combine to form a stronger overall corporate base that, combined with growing markets and expanding marketing and distribution strengths, provides a greatly improved platform for the Company's future operations. The Company has also been studying the Internet as a potential new channel of distribution as well as its impact on the educational software market place. During 1996, the Company initiated strategic planning steps for the development of programming and curriculum content changes to take advantage of this still-developing and emerging channel. Management believes that the Internet will become an important, future factor in the Company's delivery of both new products and services.

Item  7.   Financial Statements.
--------------------------------

Financial Statements and Financial Statement Schedules - See
Index to Financial Statements and Schedules immediately following the signature page of this report.

Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.
-----------------------------------------------------------

In March 1994, the Company experienced a disagreement with its then current independent auditing firm regarding the cost and timeliness of the audit for fiscal year 1993. The proposed cost involved an overrun of more than 150% from the originally estimated amount. Due to the deficient working capital position of the Company at that time, the dispute was not resolved until November As a result, the independent audits for the years 1993, 1994 and 1995 were significantly delayed in completion. The Company was not able to maintain reporting compliance with the Securities and Exchange Commission throughout this period. As a result of the recently improving condition of the Company, management was able to resolve the differences with the independent auditing firm and, on October 31, 1996, the Company voluntarily agreed to a formal Consent and Undertaking to resolve the reporting deficiency with the Securities and Exchange Commission. Prior to resolution of the dispute with the independent auditing firm which was responsible for the audit of fiscal 1993, the Company engaged the services of a local independent auditing firm to begin the auditing processes for fiscal years 1994 and 1995.
Upon completion and delivery of the independent audit report for 1993, the prior firm of Lehman Butterwick withdrew from future auditing work for the Company and the firm of Steakley & Gilbert was hired as the Company's independent auditors and accountants. There were and are no disputes with independent auditors regarding matters of accounting or reporting. There are no remaining disputes regarding fees or services.


PART III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. Officers serve at the will of the board of directors under terms of any employment agreements that may exit with the Company.


Name                     Age       Position
------------------------------------------------------------
Jeffrey E. Butler        55         President, Director,
                                    Chief Executive Officer
                                    and Chief Financial Officer

Thomas Shively           44         Executive Vice President
                                    and Chief Operating Officer

Monty C. McCurry         52         Director

Newton W. Fink           58         Director

Stephen E. Prust         52         Director



Business Experience.

JEFFREY E. BUTLER was named a director of the Company in August
1989 and was elected Chief Executive Officer and President on March 31, 1990. Since 1985, Mr. Butler has been a management consultant to businesses in the biotechnology; computer science; software; educational and entertainment video industries. Mr.
Butler also served as a director to Video Professor Industries, Inc., a public corporation, from February 1, 1989 to October 31, 1990, when he resigned this directorship. Prior to establishing his personal services business, Mr. Butler was, from 1980 to 1985, the Chief Executive Officer and President of Informed Corporation, an Englewood, Colorado-based provider of computer diagnostic equipment and data management services to hospitals, leading corporations and physicians. Prior to 1985, Mr. Butler was employed by Sandoz, Ltd., Corning, Inc. and the Becton Dickinson Corporation in middle and senior management positions.

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

MONTY C. MCCURRY was named a director of the Company and was elected Secretary and Treasurer in April, 1989. Upon the acquisition of assets from AECI, Mr. McCurry relinquished the position of Secretary and Treasurer to the Company's full-time Chief Financial Officer. Since 1985, Mr. McCurry has been President and owner of Executive Resource Management, an executive search firm with headquarters in Aurora, Colorado. From 1969 to 1985, he was associate general manager of Paul M. Riggins and Associates, a Denver, Colorado-based executive search firm.

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

Item 10.   Executive Compensation.
----------------------------------

Cash Compensation.
------------------

The following table shows the cash compensation of the Company's Chief Executive Officer, as well as all executive officers and employees paid in excess of $100,000, and all compensation paid to the Company's other officers and directors, as a group, who served during any portion of the preceding year, who earned less than $100,000.



Name of Individual or Number in Group                 Cash
Compensation (1)
-------------------------------------                 ------
Jeffrey E. Butler (1, 2, 3)	1996                     $ 60,570
		                          1995                     $ 94,349
Directors and executive officer(s) as a group
(7 persons) (1, 3)	1996                              $204,540
		                 1995                              $242,550


(1)	Exclusive of personal benefits and other forms of non-
cash compensation, the aggregate value of which did not exceed the lessor of $25,000, or 10% of the cash compensation shown for each officer, or for all officers and directors as a group.

(2)	The Company has employment agreements with Jeffrey E.
Butler and Thomas Shively which guarantee their salary at a minimum of the annual amount authorized by the Board of Directors, plus incentive bonus that is based upon profitability and, in the case of Mr. Shively, on attainment of sales and profit plan. Mr. Butler and Mr. Shively have severance provisions in their respective agreements that their compensation will continue in force for six months and four months, respectively, should they be terminated by the Company for any reason, other than a willful act of fraud, or the failure to spend the necessary time in the execution of their respective duties

An incentive stock plan (the "Plan") in which 40,000 shares of the Company's common stock was reserved for issuance to key employees of the Company lapsed in July 1992, and was not renewed by the Board of Directors. The Plan was replaced by an unqualified common stock option plan which was approved by the Company's Board of Directors in December 1992. The 1992 unqualified plan involved fourteen key management and advisory personnel of the Company. Under the terms of the 1992 plan, which expired in December 1995, a total of 1,045,000 common shares of the common stock were reserved for issuance under the terms of the plan, with exercise prices ranging from $.20 per common share to $.50 per common share. In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Non-qualified stock options to purchase a total of 1,301,195 shares of restricted common stock at a price of $.50 per share were granted to 20 employees and key associates during 1996. Of this total, 1,273,195 remain outstanding at December 31, 1996.

None of the options granted in 1996 have been exercised and no options were deemed In-the Money at December 31, 1996.

(3) Includes $39,177 for 1995, in payments made to Mr.
Butler for reimbursement of out of pocket expenses incurred on behalf of the Company.

Item 11.   Security Ownership of Certain Beneficial Owners
and  Management.
----------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 28, 1997. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:


                                                    Shares Beneficially Owned
                                                    -------------------------
                                    	Title of Class
                                     --------------

Name/Address of Beneficial Owner		                     Number	           Percent
--------------------------------                       ------            -------
Jeffrey E. Butler (1)
7952 5. South Emerson CT.
Englewood, CO 80112	                 Common            981,904	          7.8%

Thomas A. Shively (2)
13331 Plaza Terrace
Oklahoma City, OK 731	               Common           	451,161 	         3.6%

Monty C. McCurry (3)
2134 S. Eagle CT.
Aurora, CO 80014	                    Common	           108,400           	.9%

Newton W. Fink (4)
921 Broadway
Ft. Lupton, CO 80621	                Common	            76,400	           .6%

Stephen E. Prust (5)
9025 East Kenyon Avenue
Denver, CO 80237	                    Common            459,616	          3.7%

John D. Garber (6)
7530 Navigator Circle
Carlsbad, CA 92009	                  Common          	6,379,108 	       50.9%

Robert Schoolfield (7)
5 Pleasant Cove
Austin , TX 78746	                   Common	          1,536,517 	       12.6%

Officers and Directors as a Group
(6 persons)	                         Common          	2,077,481 	       15.9%
(1) (2) (3) (4) (5)


(1) The amount and percentage figures include the possible exercise of 352,000 common stock options, with an exercise price of $.50 per share.
(2) The amount and percentage figures include the possible exercise of 259,195 common stock options, with an exercise price of $.50 per share.
(3) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.
(4) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.
(5) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share.
(6) The amount and percentage figures include the possible conversion of 371,471 common shares for convertible debt loaned to the Company pursuant to the loan agreement between Mr. Garber and the Company. The Company borrowed funds and created indebtedness in 1991 of $50,000 which may be converted at the option of Mr. Garber into shares of the Company's Common Stock at an exchange rate of $0.1346 per share.

Item 12.   Certain Relationships and Related Transactions With
Management and Others.
--------------------------------------------------------------

No business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer or has owned a 10% record or beneficial interest, has existed since the beginning of the Company's last fiscal year or currently exists and which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year.

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

In March 1995, the Company entered into an agreement with John Garber, a shareholder, to engage in the financing of the Company's accounts receivable. This financing was performed through a company owned by Mr. Garber, AmED Financing, Inc., which was incorporated under the laws of the state of Oklahoma on March 17, 1995. Under the terms of this agreement, AmED Financing, Inc. made advances to the Company during 1995 and the initial portion of 1996. Unpaid advances under this financing arrangement were convertible into common stock of the Company, at the option of the holder, at a conversion price of $.50 per share. All tangible assets of the Company were pledged as security for advances under the terms of this agreement. Effective June 30, 1996, Mr. Garber converted unpaid advances made to the Company by AmED Financing, Inc., in the amount of $290,000 plus accrued interest of $34,481 related thereto, into 648,962 shares of restricted common stock at a conversion price of $.50 per share.

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

 4 Registrant's Convertible Subordinated Note offering dated September 15, 1991, incorporated by reference.


Reports on Form 8-K filed November 26, 1996 regarding changes in registrant's certifing accountant and Chief Financial Officer, incorporated by reference.

SIGNATURES
----------

Pursuant to the requirements of Section 13, or IS(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 1997

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


Name	                       Title                            Date
---------------------       ------------------------------------------------

/s/ Jeffrey E. Butler       Chief Executive Officer          March 28, 1997
                            Chairman of the Board Treasurer

/s/ Monty C. McCurry        Director                         March 28, 1997

/s/ Newton W. Fink          Director                         March 28, 1997

/s/ Stephen E. Prust        Director                         March 28, 1997


The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Item
Page No.
-------------------------------------------------------
Independent Auditors' Report	                       F-1

Financial Statements:

Balance Sheet, December 31, 1996                    F-2

Statements of Operations year ended
December 31, 1996 and 1995                          F-3

Statements of Stockholders' Equity year ended
December 31, 1996 and 1995                          F-4

Statements of Cash Flows year ended
December 31, 1996 and 1995	                         F-5

Notes to the Financial Statements	                  F-7


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

STEVEN R. STEAKLEY, CPA
GREG P. GILBERT, CPA
STEVANNA H. WOLFARD, CPA
DAVID L BOZALIS, CPA
JANE A. HRESKO, CPA

OFFICE: (405) 235-4400  FAX: (405) 236-2207

INDEPENDENT AUDITORS' REPORT

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma

We have audited the balance sheet of The American Education Corporation as of December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Education Corporation as of December 31, 1996 and the results of its operations and cash flows for each of the two years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

Oklahoma City, Oklahoma March 21, 1997

Steakley & Gilbert, P. C.

THE AMERICAN EDUCATION CORPORATION
BALANCE SHEET
December 31, 1996

ASSETS
------


Current assets:
Cash	                                                             $ 193,347
Accounts receivable, net of allowance for returns and
uncollectible accounts of $112,187 (Note 1)                         408,178
Inventory, net of impairment reserve of $9,645 (Note 1)              15,909
Prepaid expenses and deposits                                        32,442
                                                                  ---------
Total Current Assets                                                649,876

Property and equipment, at cost (Note 1)	                           175,097
Less accumulated depreciation and amortization                     (125,838)
                                                                 -----------
Net property and equipment	                                          49,259

Other assets:
Capitalized software costs, net of accumulated
amortization of $879,033 (Note 1)	                                  322,036
Goodwill, net of accumulated amortization of
$200,536 (Note 1)	                                                   46,264
                                                                 ----------
Total other assets		                                                368,300
                                                                 ----------
Total Assets	                                                    $1,067,435
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable trade                                           $  280,196
Accrued liabilities (Note 11)                                       360,697
Accounts payable-Affiliate                                           18,000
Customer deposits (Note 12)                                         194,480
                                                                 ----------
Total current liabilities                                           853,373

Long-term debt (Note 4)                                              53,000
                                                                 ----------
Total liabilities                                                   906,373
                                                                 ----------
Commitments and contingencies (Notes 5, 6, 10, 12 and 13)                --

Stockholders' Equity (Note 3)
Preferred Stock $.001 par value; Authorized-50,000,000
shares, issued and outstanding-none; liquidation preference-
$.02 per share                                                           --
Common Stock, $.025 par value;
Authorized 15,000,000; issued and outstanding-
12,170,829 shares	                                                  304,271
Additional paid in capital	                                       5,232,630
Retained deficit                                                 (5,375,839)
                                                                -----------
Total stockholders' equity                                          161,062
                                                                -----------
Total liabilities and stockholders' equity                      $ 1,067,435
                                                                ===========


See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
Years ended December 31, 1995 and 1994


                                                         1996         1995
                                                      ----------   -----------
Sales	                                                $2,393,934    $1,288,867

Cost of goods sold		                                     360,739       311,603
                                                      -----------    ----------
Gross Profit		                                         2,033,195       977,264
                                                      -----------    ----------

Operating expenses:
	Selling and marketing	                                  712,230       312,355
	General and administrative	                             816,583       795,615
 Provision for bad debts                                  83,365            --
	Amortization of capitalized software costs	             267,327       212,183
                                                      -----------   -----------
Total operating expenses                               1,879,505     1,320,153
                                                      -----------   -----------
Operating income (loss)                                  153,690      (342,889)

Other income (expense):
Interest and dividend income                               1,995            --
Miscellaneous income                                      31,156         7,410
Interest expense                                         (50,194)     (106,261)
Factoring costs                                          (13,966)      (31,736)
                                                      -----------    ----------
Income (loss) before taxes                  	            122,681      (473,476)
 Deferred income taxes                                    71,000            --
 Valuation allowance- change at
 beginning of year                                       (71,000)           --
                                                      -----------    ---------
Net income (loss)                                     $  122,681     $(473,476)
                                                      ===========    ==========
Weighted average common shares outstanding            10,428,466     8,403,403
                                                      ===========    ==========
Net income (loss) per common share	                   $     .012     $   (.056)
                                                      ===========    ==========

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1996 and 1995



                                                    Additional
                              Common Stock           paid in        Retained
                          Shares       Amount        capital         deficit
                          --------------------      ----------     -----------
Balance at                8,397,218   $209,931      $4,001,133     $(5,025,044)
December 31, 1994

Issuance of common stock    173,647      4,341          82,483              --
for cash at $.50 per share

Net loss                         --         --              --        (473,476)
                          ---------    -------       ---------      -----------
Balance at                8,570,865    214,272       4,083,616      (5,498,520)
December 31, 1995

Issuance of common stock    546,517     13,663         229,596              --
for cash at $.20-$.50
per share

Issuance of common stock  2,689,770     67,244         921,213              --
conversion of debts at
$.20-$.75 per share

Issuance of common stock    363,677      9,092          (1,795)             --
for services rendered at
$.02 per share

Net Income                       --         --              --         122,681
                         ----------   --------      ----------     ------------
Balance at               12,170,829   $304,271      $5,232,630     $(5,375,839)
December 31, 1996        ==========   ========      ==========     ============



See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995


                                                        1996           1995
                                                     -----------    ---------
Cash flows from operating activities:
Net Income (Loss)	                                   $  122,681    $ (473,476)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
	Depreciation and amortization	                         342,827        283,714
	Reserve for bad debts	                                  83,365        (34,188)
	Gain on debt settlement	                               (31,158)        (7,206)

Changes in assets and liabilities:
	Accounts receivable	                                  (361,191)       (21,741)
	Inventories	                                             4,077         21,762
	Prepaid expenses and deposits	                         (25,295)         1,751
	Accounts payable and accrued liabilities	              (99,344)       104,862
 Customer deposits                                      125,000             --
 Accounts payable-Affiliate                              18,000             --
                                                      ----------     ----------
Net cash provided by (used in) operating activities     178,962       (124,522)

Cash flows from investing activities:
 Purchase of property and equipment                     (43,013)        (8,311)
	Purchase of capitalized software costs	               (276,999)      (166,528)
                                                     ----------- 	  -----------
Net cash used in investing activities	                 (320,012)      (174,839)

Cash flows from financing activities:
	Proceeds received from issuance of debt	                34,256        280,000
	Principal payment on debt	                                  --        (13,327)
	Issuance of common stock for cash	                     243,259         86,824
                                                     -----------    -----------
Net cash provided by financing activities	              277,515        353,497

Net increase in cash	                                   136,465         54,136

Cash at beginning of year                                56,882         	2,746
                                                     -----------    -----------
Cash at end of year                                 	$  193,347    $   56,882
                                                     ===========    ===========
Interest paid	in cash                                $       --     $   30,146
                                                     ===========    ===========

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 1996 and 1995

During 1996,$773,245 of principal debt and $222,509 of accrued interest and accounts payable were converted to 3,053,447 shares of common stock.


See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

Basis of presentation
---------------------

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,375,839, and an excess of current liabilities over current assets of $203,497 at December 31, 1996. Accordingly, the Company's continued existence is dependent on its ability to generate positive cash flow from its operations and/or raise additional financing or capital.

Accounts receivable factoring
-----------------------------

Until June 1996, the Company factored certain of its receivables with recourse to a related party shareholder. The Company received advances of $34,256 on its factoring line of credit during 1996. The total owed under this line, $290,000, was converted to common stock on June 30, 1996. Factoring expense for 1996 and 1995 was $13,966 and $31,736, respectively.

Revenue recognition
-------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's
Statement of Position 91-1 on software revenue recognition
The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenues and selling and marketing expense include approximately $362,000 of such non-monetary transactions for the year ended December 31, 1996 and $77,000 for 1995.

Capitalized software costs
--------------------------

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 1996 were $924,070 with additional costs capitalized of $276,999 during 1996.

Goodwill
--------

Goodwill relates to the acquisition of the Company in 1991, and prior to 1993 was amortized over a period of 40 years.
In 1993, the estimated useful life was revised with the remaining goodwill amortized over five years. Amortization expense totaled $46,272 and $46,281 for 1996 and 1995, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.
The components of computer software inventories at December 31, 1996 are as follows:


Raw materials	                      $  25,554

Less: Impairment reserve      	        (9,645)
                                    ----------
Inventory, net of reserves	         $  15,909


Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.
Depreciation expense totaled $29,228 and $25,249 for 1996 and 1995, respectively. The components of property and equipment at December 31, 1996 are as follows:


Computer equipment	                           $ 	87,519
Furniture, fixtures and office equipment 	      	83,323
Leasehold improvements 	                         	4,255
                                              ---------
Total property and equipment                  $ 175,097
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

Fair value of financial instruments
-----------------------------------

The carrying values of the Company's assets and liabilities approzimate fair value due to their short-term nature.

2. Options and warrants to purchase common stock
------------------------------------------------

During 1996, a shareholder exercised options to purchase
100,000 shares of common stock for cash at $.20 per share.
Warrants to purchase common stock at $.50 per share for 286,517 shares were exercised in September 1996.

During the first quarter of 1996, the Company adopted a new non-qualified stock option plan. On March 11, 1996, the Company granted options to employees, officers and directors to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999, or ninety days after termination of employment. During 1996 options for 28,000 shares expired as a result of employment termination.

3.	Common and Preferred stock
-----------------------------

The following is a summary of common stock transaction during 1996:

                                  Number of         Price
                                Shares Issued     Per Shares
                                -------------     ----------
Stock options exercised           100,000           $    .20
Warrants exercised                286,517           $    .50
Conversion of debt              2,689,770           $.20-.75
Stock issued of cash              160,000           $    .50
Stock issued for compensation     363,677           $    .02

4. Long-term debt
-----------------
The Company has a note payable to a shareholder in the amount of $50,000 due June 30, 2000; along with accrued interest at the rate of 12% per annum. Total accrued interest at December 31, 1996 is $3,000. The note is convertible to common stock at $.136 per share and is collateralized by virtually all of the Company's assets.


December 31, 1996
-----------------
Not payable                $  50,000
Interest payable               3,000
                          ----------
Current portion               53,000
Long-term debt                   -0-
                          ----------
                           $  53,000


Aggregate maturities of notes payable are as follows:


          December 31,
          ------------
          1997                       --
          1998                       --
          1999                       --
          2000                   53,000
                               --------
                               $ 53,000
                               ========


Notes payable totaling $743,045 were converted to common stock at June 30, 1996.

Interest incurred on notes payable for the years ended
December 31, 1996 and 1995 totaled $46,420 and $106,261,
respectively.

5. Royalty agreements
---------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments ranging from 1% to 5% of net collected sales on those particular titles. These agreements expire in the years 2000 and 2005. Royalty expense totaled $29,743 and $10,064 in 1996 and 1995, respectively.

6.	Operating leases
-------------------

The Company rents office space under a lease agreement; dated
March 1, 1996 through February 1999; at the rate of $5,247 a month. Total office rent expense for the years ended December
31, 1996 and 1995 was $56,241 and $56,235; respectively. The Company also rents certain office equipment under a sixty month lease beginning January 4, 1996 at the rate of $1,012 a month. Total equipment expenses, including the lease, for the years ended
December 31, 1996 and 1995 was $29,164 and $15,920, respectively.

Future rental commitments under lease agreements are as follows:


                        Office Lease         Equipment Lease
                        ------------         ---------------
1997                    $  62,959            $   12,144
1998                       62,959                12,144
1999                       10,493                12,144
2000                           --                12,144
Thereafter                     --                    --
                        ---------            ----------
                        $ 136,411            $   48,576
                        =========            ==========

7. Income taxes
---------------

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future, tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

There was no impact on January 1, 1993 from the adoption of this standard.

No current or deferred tax provision resulted for 1995 as there was both an accounting and a tax loss. As a result of the utilization of net operating loss carry forwards, deferred tax expense of $71,000 for 1996 is offset entirely by a change in the valuation allowance at the beginning of 1996. Timing differences between the reporting of income and expenses on a tax basis and on an accounting basis consist primarily of amortization of goodwill and capitalized software costs.

The Company has available a net operating loss carry forward of approximately $4,760,000 expiring between the years 1997 and 2010. A valuation allowance for the full amount of the related deferred tax asset of approximately $895,000 has been assessed.

8. Related party transactions
-----------------------------

The Company had notes payable due to various shareholders, which were converted to common stock, along with the related accrued interest at June 30, 1996. Principal and accrued interest of $965,460 was converted to 2,651,275 shares of common stock. The Company has an outstanding note payable and interest to one shareholder totaling $53,000 at December 31, 1996. Total related party interest expense and factoring costs was $51,657 and $97,215 for the years ended December 31, 1996 and 1995, respectively.

Accrued compensation to officers and directors totaling $7,298 was converted to 363,677 shares of common stock during 1996.

The Company paid consulting fees to its President in the amount of $37,663 and $55,172 during 1996 and 1995, respectively.
Consulting fees totaling $13,090 were also paid to two directors during 1996.

9.	Significant customers and concentration of credit risk
---------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.
No individual customer accounted for more than 10% of sales in 1996.

In 1995, the Company had one customer that accounted for more than 10% of total revenues; United Marketing Associates, $137,626 or 10.7%.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

10. Commitments and Contingencies
---------------------------------

The Company amortizes capitalized software costs over the products estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software costs are being amortized may have to be accelerated. Software costs are carried in the accompanying balance sheet net of amortization at $322,036.

The Company has various vendor claims pending on delinquent trade payables. The Company uses the services of a professional firm to work out settlements with these creditors. As a result, these payables may be settled for less than their recorded amounts.

11.	Accrued liabilities
-----------------------

Accrued liabilities are comprised of the following at December 31, 1996:

Accrued payroll tax liabilities        $ 217,142
Accrued payroll and commissions          106,487
Accrued royalties                         37,068
                                       ---------
                                       $ 360,697
                                       =========

12. Customer deposits
---------------------

Customer deposits at December 31, 1996 are comprised of:

Contract payment received             $ 125,000
Various customer credit balances         69,480
                                      ---------
                                      $ 194,480
                                      =========

The Company has entered into a software distribution and licensing agreement with a major educational product publisher, whereby the Company's A+dvanced Learning System software engine technology will be modified to the publisher's specifications. Under this agreement, the Company received a prepayment of $125,000. Upon the achievement of specific milestones the Company will receive an additional $225,000.
The total payment of $350,000 represents payment against future purchases of the modified products. The publisher has been granted a security interest in the Company's inventory in the amount of all prepayments.

13. Litigation
--------------

In October 1996, the Company became a party to litigation in the United States District Court for the District of Columbia entitled SECURITIES AND EXCHANGE COMMISSION-PLAINTIFF V. AMERICAN EDUCATION CORPORATION. Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to
(i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports.
The failure to file any required report could result in a contempt citation or the assessment of fines against the Company.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company, other than the Action, that is considered material to the on-going operations and viability of the Company.