Form 10QSB
period 1997-03-31
AMERICAN EDUCATION CORPORATION
filed 1997-05-15
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934
For the Quarterly Period Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation, or organization)

84-0838184
(IRS Employer Identification number)

7506 North Broadway Extension, Suite 505
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

YES  X   NO __

Number of shares of the registrant's common stock
outstanding as of March 31, 1997:          12,170,828

Transitional Small Business Disclosure Format

YES __ NO  X

THE AMERICAN EDUCATION CORPORATION

INDEX

                                                 Page No.
PART 1 - FINANCIAL INFORMATION

Item 1   Balance Sheets                              3

         March 31, 1997 and December 31, 1996

         Statements of Operations                    4
         For the Quarter Ended March 31, 1997
         and for the Quarter Ended March 31, 1996

         Statements of Cash Flows			                 5

         For the Three Months Ended March 31, 1997 and for the Three Months Ended
         March 31, 1996

         Notes to Interim Financial Statements       6

Item 2   Management's Discussion and Analysis of     8
         Financial Conditions and Results of
         Operations

PART II - OTHER INFORMATION                         11

SIGNATURE PAGE                                      12


PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS


ASSETS

Current assets:
   Cash                                                   $    55,179
   Accounts receivable, net of allowance for
     uncollectible accounts of $109,177                       690,594
   Inventories, net of impairment reserve of $9,645            17,625
   Prepaid expenses and deposits                               13,466
                                                             ---------
     Total current assets                                     776,864

   Property and equipment, at cost                            181,383
     Less accumulated depreciation and amortization          (133,631)
                                                            ----------
       Net property and equipment                              47,752

Other assets:
   Capitalized software costs, net of accumulated
     amortization of $898,903                                 394,209
   Goodwill, net of accumulated amortization
     of $212,105                                               34,695
                                                            ----------
       Total other assets                                     428,904
                                                           -----------
Total Assets                                               $1,253,520
                                                           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable trade                                  $  326,950
   Accrued liabilities                                        332,793
   Accounts payable - Affiliate                                18,000
   Customer Deposits                                          147,744
                                                           ===========
Total current liabilities                                     825,487

Long-term debt                                                 54,250
                                                           -----------
Total liabilities                                             879,737
                                                           -----------
Commitments and contingencies                                       -

Stockholders' Equity
   Preferred Stock, $.001 par value
     Authorized - 50,000,000 shares;
     issued and outstanding - none;
     liquidation preference - $.02 per share                        -
   Common Stock
     Authorized - 15,000,000 shares;
     issued and outstanding - 12,170,829 shares               304,271
     Additional paid-in capital                             5,232,630
     Retained earnings (deficit)                           (5,375,839)
     Current year earnings                                    212,721
                                                          ------------
Total stockholders' equity                                    373,783
                                                          ------------
Total liabilities and stockholders' equity                $ 1,253,520
                                                          ============

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDING MARCH 31, 1997 AND 1996

(UNAUDITED)


                                               03/31/97           03/31/96

Net Sales                                   $   772,741          $  315,239
Cost of goods sold                               87,591              56,628
                                            -----------          ----------
Gross profit                                    685,150             258,611

Operating expenses:
   Selling and marketing                        174,094              84,719
   General and administrative                   280,331             165,226
   Amortization of capitalized
    software costs                               19,870              58,840
                                            -----------           ---------
   Total operating expenses                     474,295             308,785

   Operating Income                             210,855             (50,174)

Other income/(Expense):
   Interest and Dividend Income                     524                  55
   Miscellaneous income                           3,036             (16,464)
   Interest expense                              (1,693)             (7,121)
                                            ------------         -----------
Net earnings (loss) before taxes            $   212,722          $ (73,704)

   Deferred income taxes                         76,580
   Valuation allowance - change at              (76,580)
   beginning of last year                   ------------         -----------

Net earnings (loss)                         $   212,722          $ (73,704)
                                            ============         ===========

Weighted average common shares outstanding   10,428,466           8,660,593

Earning (loss) per share                    $     0.017          $  (0.009)

Weighted average common shares               13,833,730
outstanding - assuming dilution

Earnings (loss) per share -                 $     0.015
assuming dilution


The accoumpanying notes are in integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTH ENDED MARCH 31, 1997 AND 1996

                                                     31-Mar-97        31-Mar-96
Cash flows from operating activities:
   Net Income                                      $   212,721      $  (73,704)

Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        39,232          76,887
   Reserve for bad debts                                (3,010)              -

Changes in assets and liabilities:
   Accounts receivable                                (279,406)         22,163
   Inventories                                          (1,716)          1,534
   Prepaid expenses and deposits                        18,976           1,114
   Accounts payable and accrued liabilities             20,101         (34,426)
   Customer deposits                                   (46,736)              -
                                                    -----------      ----------
   Net cash used in operating activities               (39,838)         (6,432)

Cash flow from investing activities:
   Purchase of capitalized software costs              (92,044)        (62,357)
   Purchase of property and equipment                   (6,286)         (8,139)
                                                    -----------      ----------
   Net cash used in investing activities               (98,330)        (70,496)

Cash flows from financing activities:
   Proceeds received from issuance of debt                   -          42,268
   Issuance of common stock for cash                         -          80,000
                                                    -----------      ----------
   Net cash provided by financing activities                 -         122,268

Net increase (decrease) in cash                       (138,168)         45,340

Cash at beginning of the period                        193,347          56,882
                                                    -----------      ----------
Cash at end of the period                           $   55,179       $ 102,222
                                                    ===========      ==========
Supplemental Cash Flow Disclosure:
Interest paid                                       $        -       $   5,600
                                                    ===========      ==========

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

Summary of Significant Accounting Policies
------------------------------------------

The summary of significant accounting policies of The
American Education Corporation (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

1. BASIS OF PRESENTATION
------------------------

The interim financial statements at March 31, 1997, and for the three month periods ended March 31, 1997, and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December
31, 1996, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying unaudited interim financial statements for the three month period ended March 31, 1997 is not necessarily indicative of the results which can be expected for the entire year.

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

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's
Statement of Position 91-1 on software revenue recognition.

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries, and other direct costs incurred in the production of computer software. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established.
Thereafter, all software development costs are capitalized and amortized on a straight line basis over the product's estimated economic life of between three and five years.

Goodwill relates to the acquisition of the Company in 1991 and prior to 1993 was amortized over a period of 40 years.
In 1993 the estimated useful life was revised with the remaining goodwill amortized over five years.

Inventories are stated at the lower of cost (first-in, first-out), or market.

Property and equipment is stated at cost. Depreciation is provided on the straight line basis over the estimated useful life of the assets, which is five years.

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks, or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The Company has a net operating loss carryforward. A valuation allowance has been assessed for the full amount of the related deferred tax asset.

Shareholder's Equity
--------------------

In 1996 the Company issued 3,599,963 shares as common stock in exchange for $243,258 cash and $995,755 of debt retirement.

During the first quarter of 1996, the Company adopted a new non-qualified stock option plan. On March 11, 1996 the company granted options to employees, officers, and directors, to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999, or ninety days after termination of employment. No options have been exercised and 58,000 have expired due to termination of employment.

2. COMMITMENTS AND CONTINGENCIES
--------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company has several marketing partnerships that were entered into in the fiscal 1995 and 1996 periods. Since mid
1995, the Company has been a Compaq/Microsoft Educational
Partner and a Microsoft NT Solutions Partner. These two relationships provide the Company with significant advertising and promotional exposure in literature and various promotions directed to the school market place. On
June 29, 1996, the Company entered into a marketing agreement with HomeQuest, Inc. to provide a private brand version of its A+dvanced Learning System? product family for the home market. HomeQuest is a direct seller of educational products to the home with approximately 400 marketing consultants. An agreement was entered into with Davidson & Associates, (a subsidiary of CUC
International [NYSE]) on August 29, 1996, to provide certain elements of A+dvanced Learning System software technology and curriculum content to Davidson. In addition the company entered into verbal agreement with National
School Services, Inc. (NSS) to work with that organization to convert certain A+dvanced Learning System subject content areas into Spanish and to license the new Spanish version in the United States. It is expected that the formal agreement with National School Products will be signed during the second quarter of 1997.

The Company views accounts receivable, inventory, and cash as its principal measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company entered into various convertible loan agreements beginning in January 1991, with private investors. These loans were convertible into common stock of the Company at conversion prices ranging from $.136 to $.50 per common share. Loans of this nature were the only viable sources of borrowing for the Company during this period.

At December 31, 1995, the Company had $791,989 of unpaid principal outstanding on convertible notes, including
$33,201 owed to a vendor. Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $233,471 of accrued interest related to these convertible notes. At December 31, 1996, and March 31, 1997 $50,000 of convertible notes, with a conversion price per share of $.136, remained outstanding.

The Company's working capital was a deficit $48,623 at March 31, 1997, an improvement of $154,623 from a deficit of $203,479 at December 31, 1996. This significant improvement is associated with higher levels of sales and collection of sales proceeds during the period.

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

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1996
----------------------------------------------------

Net software revenues for the three months ended March 31, 1997, totaled $772,741 compared to net software revenues of $315,239 for the same period in 1996. This represents an increase of approximately 145% in 1997. The dramatic increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, following a lengthy period of development and technical improvement.

Cost of goods sold for the three months ended March 31, 1997, increased by approximately 55%, even though sales increased by 145%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

Total operating expenses recorded for the three months ended March 31, 1997, were $474,295, compared to $308,785 for the previous year. This represents an increase of approximately 54%. Selling and marketing costs increased by approximately 105%, from $84,719 for the three months ended
March 31, 1996 to $174,094 for the current period. The increase in 1997 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General and administrative expenses increased by approximately 70% during 1997, from $165,226 to $280,331. This increase is related to higher levels of product development and technical support during 1996 as a result of the larger installed base of products for the Company.

Due to restricted cash flows from operations, the Company entered into a factoring arrangement whereby it would assign from time to time, the payment of specific invoices to the factoring entity. Such costs decreased by approximately 76% during the three months ended March 31, 1997 compared to the same period in 1996, from $7,121 to $1,693, reflecting the reduced need for such financing as the cash flow of the Company has improved.

Net earnings for the three months ended March 31, 1997, improved by approximately 389% as compared to the prior year. This improvement from a net loss of ($73,704) in 1996 to net earnings of $212,722 in 1997, reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets. Management believes that with network problems resolved and with the expansion of sales and marketing efforts through third party organizations and independent dealers, the Company is now positioned to develop more dependable sales results from the home and school education markets.

The Company has been constrained by the lack of adequate capital and proper financing for the past several years.
As sales of the advanced product line have improved, management has taken action to reduce debt and to supplement capital through the private sale of restricted common stock and conversion of convertible debt to common stock.

Company management believes that significant, future opportunities exist in both the school and home markets.
The Company is now equipped with Macintosh, DOS and Windows program shells that facilitate the rapid and less expensive development of new subject titles. Management also believes that the Company is better positioned to compete in the educational software market as a result of its software development tools and capabilities, growing marketing strengths and its position within the school and home market places. Accordingly, this area which is now emerging as a major market, is under study and the Company is investigating sources for intellectual property and potential partnerships with other publishers on which it may base future publications. Management believes that the Company can make significant progress within its existing product development and marketing budgets to position the Company to identify and plan products for the continued profitable expansion of the business.

THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

In October 1996, the Company became a party to litigation in United States District Court for the District of
Columbia entitled Securities and Exchange Commission,
Plaintiff v. The American Education Corporation, Defendant
(the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of March 15, 1997 the Company was current with all filings with the SEC through the end of fiscal year December 31, 1996.

Item 2. Changes in Securities
-----------------------------

Summary of 1996 Equity Transactions

                                     Number of                     Debt
Type of Transaction                Shares Issued       Cash      Conversion
-------------------                -------------       ----      ----------
Options & Warrants
  Exercised		                         546,517        $243,258
  Accrued Compensation                363,377                       $7,298
  Convertible Notes and
   accrued interest payable	        2,651,274                     $965,460
   Notes Payable Converted             15,000                      $11,250
   Accounts Payable Converted          23,495                      $11,747
                                    ---------        --------     --------
                                    3,599,963        $243,258     $995,755
                                    =========        ========     ========

Item 3. Default Upon Senior Securities
--------------------------------------

Omitted from this report as inapplicable.

Item 4. Submission of Matters to Vote of Securities Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the period.

Item 5. Other Information
-------------------------

Omitted from this report as inapplicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

The American Education Corporation

May 14, 1997

By: /s/Jeffrey E. Butler,
    Chief Executive Officer
    Chairman of the Board
    Treasurer