Form 10KSB
period 1997-06-30
AMERICAN EDUCATION CORPORATION
filed 1997-08-13
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

YES [X]  NO [ ]

Number of shares of the registrant's common stock outstanding as of June 30,
1997:          12,127,393

Transitional Small Business Disclosure Format

YES [ ]  NO [X]


THE AMERICAN EDUCATION CORPORATION

INDEX
                                                    Page No.
                                                    --------
PART 1 - FINANCIAL INFORMATION

Item 1   Balance Sheets                                 3
         June 30, 1997 and December 31, 1996

         Statements of Operations                       4
         For the Quarter Ended June 30, 1997
         and for the Quarter Ended June 30, 1996

         For the Six Months Ended June 30, 1997         5
         and for the Six Months Ended June 30, 1996

         Statements of Cash Flows                       6
         For the Six Months Ended June 30, 1997
         and for the Six Months Ended June 30, 1996

         Notes to Interim Financial Statements          7


Item 2   Management's Discussion and Analysis of        9
         Financial Conditions and Results of Operations


PART II - OTHER INFORMATION                            13

SIGNATURE PAGE                                         14



Part 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS

ASSETS                                         30-Jun-97        31-Dec-96

Current assets:
Cash                                           $  121,817       $  193,347
Accounts receivable, net of allowance
 for uncollectible accounts of $117,441
 and $112,187                                   1,092,625          408,178
Inventories, net of impairment reserve of          14,457           15,909
 $9,645
Prepaid expenses and deposits                      13,986           32,442
                                               ----------       ----------
 Total current assets                           1,242,885          649,876

Property and equipment, at cost                   187,875          175,097
Less accumulated depreciation and amortization   (139,776)        (125,838)
                                               -----------      -----------
 Net property and equipment                        48,099           49,259

Other assets:
 Capitalized software costs, net of
 accumulated amortization of $919,767
 and $879,033                                     446,900          322,036
Goodwill, net of accumulated amortization
 of $223,673 and $200,536                          23,127           46,264
                                               ----------       ----------
Total other assets                               470,027           368,300

Total Assets                                  $1,761,011        $1,067,435
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable trade                        $  338,211        $  280,196
Accrued liabilities                              348,286           360,697
Accounts Payable - Affiliate                      18,000            18,000
Customer Deposits                                119,178           194,480
                                              ----------        ----------
Total current liabilities                        823,675           853,373

Long-term debt                                    55,500            53,000

Total liabilities                                879,175           906,373

Commitments and contingencies                          0                 0

Stockholders' Equity
Preferred Stock, $.001 par value;
 Authorized-50,000,000 shares-issued and
 outstanding-none                                      0                 0
Common stock, $.025 par value
 Authorized 15,000,000 shares-issued and
 outstanding-12,127,393 shares                   304,271           304,271
Additional paid-in capital                     5,232,630         5,232,630
Retained Earnings/(Deficit)                   (5,375,839)       (5,375,839)
Current Year Earnings                            720,774                 0
                                              -----------       -----------
 Total stockholders' equity                      881,836           161,062

Total liabilities and stockholders' equity    $1,761,011        $1,067,435
                                              ==========        ==========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED JUNE 30, 1997 AND 1996

                                                 30-Jun-97          30-Jun-96

Net Sales                                     $  1,237,332       $  1,044,698
Cost of goods sold                                 139,821            141,971
                                              ------------       ------------
Gross profit                                     1,097,511            902,727

Operating expenses:
 Sales and marketing                               174,038            151,351
 General administrative                            396,745            203,973
 Amortization of capitalized software costs         20,864             61,957
                                              ------------       ------------
Total operating expenses                           591,647            417,281
                                              ------------       ------------
Operating earnings (loss)                          505,864            485,446

Other income/(expense)
 Interest and Dividend Income                           64             27,065
 Miscellaneous income                                3,375            (18,516)
 Interest Expense                                   (1,250)            (6,467)
                                              -------------       ------------
Net earnings (loss) before taxes                   508,053            487,528

 Deferred income taxes                             182,899            175,510
 Valuation allowance - change at
 beginning of year                                (182,899)          (175,510)
                                              -------------       ------------
Net earnings (loss)                            $   508,053        $   487,528


Weighted average common shares outstanding      12,083,359          9,128,089

Earnings (loss) per share                      $     0.042        $     0.053

Weighted average common shares
 outstanding-assuming dilution                  14,086,576         13,785,204

Earnings (loss) per share-assuming dilution    $     0.036         $    0.035


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 30-Jun-97          30-Jun-96

Net Sales                                      $ 2,010,073         $ 1,359,937
Cost of goods sold                                 227,412             198,599
                                               -----------         -----------
Gross profit                                     1,782,661           1,161,338

Operating expenses:
 Sales and marketing                               348,133             236,070
 General administrative                            677,075             369,199
 Amortization of capitalized software costs         40,734             120,797
                                               -----------         -----------
Total operating expenses                         1,065,942             726,066
                                               -----------         -----------
Operating earnings (loss)                          716,719             435,272

Other income/(expense)
 Interest and Dividend Income                          586              27,120
 Miscellaneous income                                6,412             (34,980)
 Interest Expense                                   (2,943)            (13,588)
                                               ------------        ------------
Net earnings (loss) before taxes                   720,774             413,824

 Deferred income taxes                             259,479             148,977
 Valuation allowance - change at
 beginning of year                                (259,479)           (148,977)
                                               ------------        ------------
Net earnings (loss)                            $   720,774         $   413,824
                                               ============        ============

Weighted average common shares outstanding      12,083,359            9,128,089

Earnings (loss) per share                      $     0.060         $      0.045

Weighted average common shares
 outstanding-assuming dilution                  14,086,576           13,785,204

Earnings (loss) per share-assuming dilution    $     0.051         $      0.030


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 30-Jun-97            30-Jun-96
Cash flows from operating activities:
Net earnings (loss)                            $   720,774         $    413,824
 Adjustments to reconcile net earnings/(loss)
 to net cash provided by (used in) operating
 activities:
 Depreciation and amortization                      77,806              157,459
 Gain on debt settlement                                                (27,060)
 Reserve for bad debts                               5,254               49,534

Changes in assets and liabilities:
 Accounts receivable                              (689,698)           (707,283)
 Inventories                                         1,452               2,379
 Prepaid expenses and other                         18,456               1,593
 Accounts payable and accrued liabilities           48,104             124,579
 Customer Deposits                                 (75,302)                   -
                                               ------------       -------------
 Net cash provided by operation activities         106,846              15,025

Cash flow from investing activities:
 Purchase of capitalized software costs           (165,598)           (123,352)
 Purchase of property and equipment                (12,778)            (12,268)
                                               ------------       -------------
 Net cash used in investing activities            (178,376)           (135,620)
Cash flows from financing activities:
 Proceeds received from issuance of debt                 -               42,268
 Issuance of common stock for cash                       -               80,000
                                               ------------       -------------
 Net cash provided by financing activities               -              122,268

Net increase (decrease) in cash                    (71,530)               1,673

Cash at beginning of the period                    193,347               56,882
                                               ------------       -------------
Cash at end of the period                      $   121,817        $      58,555
                                               ============       =============

Supplemental Cash Flow Disclosures:
 Interest paid                                 $         -         $      5,600


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996


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


1. BASIS OF PRESENTATION
------------------------

The interim financial statements at June 30, 1997, and for the three and six month periods ended June 30, 1997, and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.
The December 31, 1996, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 1997 is not necessarily indicative of the results which can be expected for the entire year.

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

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries, and other direct costs incurred in the production of computer software. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years.

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

During the first quarter of 1996, the Company adopted a new non-qualified stock option plan. On March 11, 1996 the company granted options to employees, officers, and directors, to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999, or ninety days after termination of employment. No options have been exercised and 58,000 options have expired due to termination of employment.


2.  COMMITMENTS AND CONTINGENCIES
---------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

This document may contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "plans", "intends", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

The Company has invested significantly in personnel additions, the development of new products, and the acquisition and licensing of new products, to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update the Company's product offerings. To finance the business, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and accounts receivable financing sources. Management anticipates that additional financing will be required to continue to develop and position the Company for the growth opportunities that exist in the electronic media for education industry.

At December 31, 1995, the Company had $791,989 of unpaid principal outstanding on convertible notes, including $33,201 owed to a vendor. Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $233,471 of accrued interest related to these convertible notes. At December 31, 1996 and June 30, 1997, $50,000 of convertible notes, with a conversion price per share of $.136, remained outstanding.

The Company's working capital was $419,210 at June 30, 1997, an improvement of $622,689 from a deficit of $203,479 at December 31, 1996. This improvement is associated with higher levels of sales and subsequent cash flow during the period.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt and/or equity financing to provide necessary expansion capital. Management may also seek to raise additional equity capital to provide for the financial resources to acquire other organizations or intellectual property content that can accelerate the Company's growth and strategic position.

The Company has been constrained by the lack of adequate capital and proper financing for the past several years. In 1997, as sales of the A+dvanced Learning System registered product line have improved, and the Company has achieved both profitability and positive cash flows from operations, while management has taken action to reduce debt and improve the financial strength of the Company. The Company's financial position has been further improved through the private sale of restricted common stock and conversion of convertible debt to common stock by its principal shareholders.


RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1996
---------------------------------------------------

Net software revenues for the three months ended June 30, 1997, totaled $1,237,332 compared to net software revenues of $1,044,698 for the same period in 1996. This represents an increase of approximately 18% in the 1997 quarter. The rate of sales increase in revenues for the second quarter 1997 over the comparable quarter 1996 was adversely affected by unusually large shipments in the second quarter of 1996. The 1996 second quarter revenues were unusually high because of the initial shipments of an existing backlog of orders for new subject titles that were released in the second quarter of 1996.

Cost of goods sold for the three months ended June 30, 1997, decreased by approximately 1.5%, even though sales increased by 18%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products are now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to continue to increase, as total allocable overhead costs remain relatively fixed in relation to net revenues.

Total operating expenses recorded for the three months ended June 30, 1997, were $591,647, compared to $417,281 for the previous year. This represents an increase of approximately 42%. Operating expenses for the quarter were impacted by the development costs associated with the release of 6 new secondary grade level titles and the expenses associated with the development costs attributable to the translation of 8 mathematics titles into Spanish.

Selling and marketing costs increased by approximately 15%, from $151,351 for the three months ended June 30, 1996 to $174,038 for the current period. The increase in 1997 is related to expanded sales, marketing, distributor training and commission costs related to the higher sales levels.

General and administrative expenses increased by approximately 95% during 1997, from $203,973 to $396,745. This increase is primarily related to unusual expenses related to the previously mentioned product development costs associated with the final development efforts associated with a total of 6 secondary grade level and 8 Spanish language subject titles. Research and development cost totaled $107,344 for the quarter.

Net income for the three months ended June 30, 1997, improved by approximately 4% as compared to the prior year. This improvement from net income of $487,528 in 1996 to net income of $508,054 in 1997, reflects the higher revenue levels providing coverage of essential fixed operating costs, as well as the improving gross margins related to previously described manufacturing efficiencies.

Earnings per share (on a fully diluted basis) was $0.036 for the quarter ending June 30, 1997 compared to $0.035 for the same period in 1996. The number of fully diluted shares outstanding increased from 13,785,204 to 14,086,576 during the same period.

Total stockholder's equity improved substantially as a result of the accumulation of earnings during the quarter ended June 30, 1997. Shareholders' equity as a percent of total assets at December 31, 1996 was 15% compared to 50% at June 30, 1997. Other measures of liquidity and solvency - total debt as a percent of total assets declined from 85% at December 31, 1996 to 50% at the end of the second quarter 1997; while current ratios have improved from 0.76 to 1.51 over the same period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996
------------------------------------------------------

Net software revenues for the six months ended June 30, 1997, totaled $2,010,073 compared to net software revenues of $1,359,937 for the comparable 1996 period. This represents an increase of approximately 48% for the 1997 six-month period. This significant increase in the 1997 six month period total company revenues highlights the order backlog and rate of second quarter growth issues contained in the preceding quarterly discussion.

Cost of goods sold for the six months ended June 30, 1997, increased by approximately 15%, even though sales increased by 48%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM.
The use of this medium also reduces the cost of packaging, handling, and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets.
Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products are now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to continue to increase,as total allocable overhead costs remain relatively fixed relative to sales.

Total operating expenses recorded for the six months ended June 30, 1997, were $1,065,942, compared to $726,066 for the previous year.
This represents an increase of approximately 47%. Total operating expenses for the six month period were also impacted by the development costs associated with the release of 6 new secondary grade level titles and the expenses associated with the development costs attributable to the translation of 8 mathematics titles into Spanish.

Selling and marketing costs increased by approximately 47%, from $236,070 for the six months ended June 30, 1996 to $348,133 for the comparable 1997 period. The increase in the 1997 six month period is attributable to expanded sales, marketing, distributor training and commission costs related to the higher sales levels and the release of 14 new titles.

General and administrative expenses increased by approximately
83% during the 1997 six-month period from $369,199 to $677,075. This increase is primarily related to higher expenses associated with the final development efforts associated with the 6 secondary grade level and 8 Spanish language subject titles completed during the period. Research and development cost totaled $236,533 for the 1997 six-month period representing an increase of 92% over the comparable 1996 period. The Company plans to invest in an aggressive new title development schedule, which will position the Company to take advantage of new and existing markets.

Net earnings for the six months ended June 30, 1997, improved by approximately 74% as compared to the prior 1996 period. This improvement from net income of $413,824 in 1996 to net income of $720,774 in 1997, reflects the higher revenue levels providing coverage of essential fixed operating costs, as well as the improving gross margins related to previously described manufacturing efficiencies.

Earnings per share (on a fully diluted basis) were $0.051 for the six months ending June 30, 1997 compared to $0.030 for the same period in 1996 which is an increase of 70%. The number of fully diluted shares outstanding increased from 13,785,204 to 14,086,576 during the same period.

The Company has several marketing partnerships that were entered into in the fiscal 1996 and 1997 periods. Since mid 1995, the Company has been a Compaq/Microsoft Educational Partner and a Microsoft NT Solutions Partner. These two relationships provide the Company with significant advertising and promotional exposure in literature and various promotions directed to the school market place. On June 29, 1996, the Company entered into a marketing agreement with HomeQuest, Inc. to provide a private brand version of its A+dvanced Learning System? product family for the home market. HomeQuest is a direct seller of educational products to the home with approximately 400 marketing consultants. An agreement was entered into with Davidson & Associates, (a subsidiary of CUC International [NYSE]) on August 29, 1996, to provide certain elements of A+dvanced Learning System software technology and curriculum content to Davidson. By mutual agreement, the Company and Davidson agreed to withdraw from their initial agreement to modify certain of the Company content and technology under a private label agreement with Davidson. The Company was not willing under the terms of the initial agreement to undertake modification of its product to the degree and extent requested by Davidson for the compensation terms stipulated in the agreement. The Company's agreement to effect conversion of English to Spanish-language translation of certain of its current titles with National School Services (NSS) has been executed. The translation of 8-grade level
1-9 A+dvanced Learning System mathematics subject titles into Spanish is complete, along with the sale and installation of these products in a number of schools.

Company management believes that significant, future opportunities exist in both the school and home markets. The Company is now equipped with Macintosh, DOS and Windows program shells that facilitate the rapid and less expensive development of new subject titles. Management also believes that the Company is better positioned to compete in the educational software market as a result of its software development tools and capabilities, growing marketing strengths and its position within the school and home market places. In addition, the Company is investigating sources for intellectual property and potential partnerships with other publishers on which it may base future publications and Internet commercial activities. Management believes that the Company can make significant progress within its existing product development and marketing budgets to position the Company to maintain the continued, profitable expansion of the business.


THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of June 30, 1997 the Company was current with all filings with the SEC through the end of the fiscal year December 31, 1996 and the quarter ending March 30, 1997.

The Company filed a complaint on July 8, 1997 in The United
States District Court for the Western District of Oklahoma against Jostens Learning Corporation ("Jostens"). The complaint alleges, among other things, that Jostens has improperly adopted and used the mark "A+dvantage" in connection with its educational computer programs. The complaint alleges, among other things, that Jostens' confusingly similar mark has caused damage to the Company. The complaint requests, among other things, monetary damages and injunctive relief. Jostens has continued the unauthorized use of this mark.

Item 2. Changes in Securities
-----------------------------

Omitted from this report as inapplicable.

Item 3.  Default Upon Senior Securities
---------------------------------------
Omitted from this report as inapplicable.

Item 4.  Submission of Matters to Vote of Securities Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the period.

Item 5.  Other Information
--------------------------

Omitted from this report as inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

A.  Exhibits
    Omitted from this report as inapplicable.

B.  Reports on Form 8-K
    In November 1996, the Company filed Form 8-K describing the pertinent factors associated with a change in the Company's independent auditing firm.


SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

July 30, 1997

By: /s/Jeffrey E. Butler
    --------------------
    Chief Executive Officer
    Chairman of the Board
    Treasurer