Form 10KSB
period 1997-09-30
AMERICAN EDUCATION CORPORATION
filed 1997-11-10
CIK 705003

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

YES [X]  NO [ ]

Number of shares of the registrant's common stock outstanding as of
September 30, 1997:          12,127,393

Transitional Small Business Disclosure Format

YES [ ]  NO [X]


THE AMERICAN EDUCATION CORPORATION

INDEX
                                                         Page No.
                                                         --------
PART 1 - FINANCIAL INFORMATION

Item 1   Balance Sheets                                      3
         September 30, 1997 and December 31, 1996

         Statements of Operations                            4
         For the Quarter Ended September 30, 1997
         and for the Quarter Ended September 30, 1996

         For the Nine months Ended September 30, 1997        5
         and for the Nine months Ended September 30, 1996

         Statements of Cash Flows                            6
         For the Nine months Ended September 30, 1997
         and for the Nine months Ended September 30, 1996

         Notes to Interim Financial Statements               7


Item 2   Management's Discussion and Analysis of             9
         Financial Conditions and Results of Operations


PART II - OTHER INFORMATION                                 13

SIGNATURE PAGE                                              14



Part 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
BALANCE SHEETS

ASSETS                                          30-Sep-97        31-Dec-96

Current assets:
Cash                                           $  380,382       $  193,347
Accounts receivable, net of allowance
 for uncollectible accounts of $71,634
 and $112,187                                     912,199          408,178
Inventories, net of impairment reserve of          12,634           15,909
 $9,645
Prepaid expenses and deposits                      20,197           32,442
                                               ----------       ----------
 Total current assets                           1,325,412          649,876

Property and equipment, at cost                   201,762          175,097
Less accumulated depreciation and amortization   (143,975)        (125,838)
                                               -----------      -----------
 Net property and equipment                        57,787           49,259

Other assets:
 Capitalized software costs, net of
 accumulated amortization of $944,626
 and $879,033                                     519,995          322,036
Goodwill, net of accumulated amortization
 of $235,241 and $200,536                          11,559           46,264
                                               ----------       ----------
Total other assets                                531,554          368,300

Total Assets                                  $ 1,914,753      $ 1,067,435
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable trade                        $   202,173      $   280,196
Accrued liabilities                               399,858          360,697
Accounts Payable - Affiliate                       18,000           18,000
Customer Deposits                                 130,747          194,480
                                              -----------      -----------
Total current liabilities                         750,778          853,373

Long-term debt                                     56,750           53,000
                                               ----------      -----------
Total liabilities                                 807,528          906,373

Commitments and contingencies                           0                0

Stockholders' Equity
Preferred Stock, $.001 par value;
 Authorized-50,000,000 shares-issued and
 outstanding-none                                       0                0
Common stock, $.025 par value
 Authorized 15,000,000 shares-issued and
 outstanding-12,127,393 shares                    304,271          304,271
Additional paid-in capital                      5,232,630        5,232,630
Retained Earnings/(Deficit)                    (5,375,839)      (5,375,839)
Current Year Earnings                             946,163                0
                                              -----------      -----------
 Total stockholders' equity                     1,107,225          161,062
                                              -----------      -----------
Total liabilities and stockholders' equity    $ 1,914,753      $ 1,067,435
                                              ===========      ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                30-Sep-97          30-Sep-96

Net Sales                                     $  1,081,084      $     695,537
Cost of goods sold                                  17,680            102,358
                                              ------------      -------------
Gross profit                                     1,063,404            593,179

Operating expenses:
 Sales and marketing                               510,714            152,874
 General and administrative                        283,281            213,379
 Amortization of capitalized software costs         24,858             65,007
                                              ------------       ------------
Total operating expenses                           818,853            431,260
                                              ------------       ------------
Operating earnings (loss)                          244,551            161,919

Other income/(expense)
 Interest and Dividend Income                          625                  -
 Miscellaneous income                                1,101                250
 Interest Expense                                   (1,443)            (7,994)
 Incentive Expense                                 (19,444)                 -
                                              -------------       ------------
Net earnings (loss) before taxes                   225,390            154,175

 Deferred income taxes                              81,140             55,503
 Valuation allowance - change at
 beginning of year                                 (81,140)           (55,503)
                                              -------------       ------------
Net earnings (loss)                           $    225,390        $   154,175
                                              =============       ============

Weighted average common shares outstanding      12,127,393         12,185,412

Earnings (loss) per share                     $      0.019        $     0.013

Weighted average common shares
 outstanding-assuming dilution                  13,694,155         13,785,204

Earnings (loss) per share-assuming dilution    $     0.016        $     0.011


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                 30-Sep-97          30-Sep-96

Net Sales                                      $  3,091,157       $  2,055,474
Cost of goods sold                                  245,092            300,957
                                               ------------       ------------
Gross profit                                      2,846,065          1,754,517

Operating expenses:
 Sales and marketing                                858,847            388,944
 General administrative                             960,356            582,578
 Amortization of capitalized software costs          65,593            185,804
                                               ------------        -----------
Total operating expenses                          1,884,796          1,157,326
                                               ------------        -----------
Operating earnings (loss)                           961,269            597,191

Other income/(expense)
 Interest and Dividend Income                         1,213                  -
 Miscellaneous income                                 7,511             27,370
 Interest Expense                                    (4,386)           (56,562)
 Incentive Expense                                  (19,444)                 -
                                               -------------       ------------
Net earnings (loss) before taxes                    946,163            567,999

 Deferred income taxes                              340,619            204,480
 Valuation allowance - change at
 beginning of year                                 (340,619)          (204,480)
                                               -------------       ------------
Net earnings (loss)                            $    946,163        $   567,999
                                               ============        ============

Weighted average common shares outstanding       12,127,393         12,185,412

Earnings (loss) per share                      $     0.078         $      0.047

Weighted average common shares
 outstanding-assuming dilution                  13,694,155           13,785,204

Earnings (loss) per share-assuming dilution    $     0.069        $      0.041


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                30-Sep-97          30-Sep-96
Cash flows from operating activities:
Net earnings (loss)                            $   946,163        $   567,999
 Adjustments to reconcile net earnings/(loss)
 to net cash provided by (used in) operating
 activities:
 Depreciation and amortization                     118,435            235,274
 Gain on debt settlement                                              (27,060)
 Reserve for bad debts                             (40,553)            87,593

Changes in assets and liabilities:
 Accounts receivable                              (463,465)          (694,733)
 Inventories                                         3,275             (4,990)
 Prepaid expenses and other                         12,244            (12,982)
 Accounts payable and accrued liabilities          (35,111)            48,388
 Customer Deposits                                 (63,733)                 -
                                               ------------       -------------
 Net cash provided by operating activities         477,255            199,489

Cash flow from investing activities:
 Purchase of capitalized software costs           (263,552)          (181,109)
 Purchase of property and equipment                (26,668)           (27,472)
                                               ------------       ------------
 Net cash used in investing activities            (290,220)          (208,581)

Cash flows from financing activities:
 Proceeds received from issuance of debt                 -             42,268
 Principal payment on debt                               -             (2,499)
 Issuance of common stock for cash                       -            100,000
                                               ------------       ------------
 Net cash provided by financing activities               -            139,769

Net increase (decrease) in cash                    187,035            130,677

Cash at beginning of the period                    193,347             56,882
                                               ------------       -----------
Cash at end of the period                      $   380,382        $   187,559
                                               ============       ===========

Supplemental Cash Flow Disclosures:
 Interest paid                                 $         -         $   11,200


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


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


1. BASIS OF PRESENTATION
------------------------

The interim financial statements at September 30, 1997, and for the three and nine month periods ended September 30, 1997, and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.
The December 31, 1996, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 1997 is not necessarily indicative of the results which can be expected for the entire year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

This document may contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statements will include words such as the Company "believes", "plans", "intends", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demand; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

The Company has invested significantly in personnel additions, the development of new products, and the acquisition and licensing of new products to improve the ability of the Company and its published products to meet the needs of its customers. These changes were required to update the Company's products. To finance these changes, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and accounts receivable financing sources. Management anticipates that additional financing will be required to continue to develop and position the Company for the growth opportunities that exist in the electronic media for education industry.

The Company's working capital was $574,634 at September 30, 1997, an improvement of $778,131 from a deficit of $203,479 at December 31, 1996. This improvement is associated with higher levels of sales and subsequent cash flow during the period.

At December 31, 1995, the Company had $791,989 of unpaid principal outstanding on convertible notes, including $33,201 owed to a vendor. Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $233,471 of accrued interest related to these convertible notes. At December 31, 1996 and September 30, 1997, $50,000 of convertible notes, with a conversion price per share of $.136, remained outstanding.

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

The Company continues to demonstrate improvements in liquidity and capital resources. In 1997, sales of the A+dvanced Learning System registered product line continued to improve. This has provided the Company with relatively consistent quarter to quarter gains in sales revenue and cash flow. Management continues to reduce debt and improve the financial strength of the Company. The Company's financial position continues to benefit from the re-capitalization that took place in June of 1996, which included the private sale of restricted common stock and conversion of convertible debt to common stock by its principal shareholders.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996
---------------------------------------------------

Net software revenues for the three months ended September 30, 1997, totaled $1,081,084 compared to net software revenues of $695,537 for the same period in 1996. This represents an increase of approximately 55% in the 1997 quarter.

Cost of goods sold for the three months ended September 30, 1997, decreased by approximately 83%, even though sales increased by 55%. This disproportionately low increase in costs of goods sold relative to sales revenue is attributable to a one-time adjustment to the cost of goods calculation that was recorded to more properly reflect the Company's true costs in this area. The use of the CD-ROM delivery system also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products are now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products.

Total operating expenses recorded for the three months ended
September 30, 1997, were $818,853, compared to $431,260 for the previous year. This represents an increase of approximately 90%. Operating expenses for the quarter were impacted by an increase in marketing costs, one-time relocation expenses for two senior executives, certain increased payroll costs associated with maintaining and recruiting key managerial staff. In addition, the Company continued to fund the development costs associated with the release of 15 new secondary grade level titles and the expenses associated with the development costs attributable to the translation of 8 mathematics titles into Spanish.

Selling and marketing costs increased by approximately 234%, from $152,874 for the three months ended September 30, 1996 to $510,714 for the current period. The increase in 1997 is related to expanded sales, marketing, distributor training and commission costs related to the higher sales levels.

General and administrative expenses increased by approximately 33% during 1997, from $213,379 to $283,281. This increase was caused by the previously mentioned product development costs associated with the final development costs incurred with a total of 15 secondary grade level and 8 Spanish language subject titles. In addition, there were the disproportionate, one-time expenses detailed in the above paragraph on operating expenses. Research and development cost totaled
$142,087 for the quarter.

Net income for the three months ended September 30, 1997, improved by approximately 46% as compared to the prior year. This improvement from net income of $154,175 in 1996 to net income of $225,390 in 1997, reflects the higher revenue levels providing coverage of essential fixed operating costs, as well as the improving gross margins related to previously described manufacturing efficiencies.

Earnings per share (on a fully diluted basis) was $0.016 for the quarter ending September 30, 1997 compared to $0.011 for the same period in 1996. The number of fully diluted shares outstanding decreased from 13,785,204 to 13,694,155 during the same period due to options expiring.

Total stockholder's equity improved substantially as a result of the accumulation of earnings during the quarter ended September 30, 1997. Shareholders' equity as a percent of total assets at December 31, 1996 was 15% compared to 58% at September 30, 1997. The Company's current ratio has improved from 0.76 to 1.77 over the same period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------

Net software revenues for the nine months ended September 30, 1997, totaled $3,091,157 compared to net software revenues of $2,055,474 for the comparable 1996 period. This represents an increase of approximately 50% for the 1997 nine month period. This significant increase in the 1997 nine month period total company revenues highlights the order backlog and rate of third quarter growth issues contained in the preceding quarterly discussion.

Cost of goods sold for the nine months ended September 30, 1997, decreased by approximately 19%, even though sales increased by 50%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM and certain one time accounting adjustments made in the third quarter. The use of this medium also reduces the cost of packaging, handling, and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets.
Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products are now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to continue to increase, as total allocable overhead costs remain relatively fixed relative to sales.

Total operating expenses recorded for the nine months ended September 30, 1997, were $1,884,796, compared to $1,157,326 for the previous year. This represents an increase of approximately 63%. Total operating expenses for the nine month period were also impacted by the development costs associated with the release of 15 new secondary grade level titles and the expenses associated with the development costs attributable to the translation of 8 mathematics titles into Spanish.

Selling and marketing costs increased by approximately 121%, from $388,944 for the nine months ended September 30, 1996 to $858,847 for the comparable 1997 period. The increase in the 1997 nine month period is attributable to expanded sales, marketing, distributor training and commission costs related to the higher sales levels and the release of 23 new titles.

General and administrative expenses increased by approximately
65% during the 1997 nine month period from $582,578 to $960,356. This increase is primarily related to higher expenses associated with the final development efforts associated with the 15 secondary grade level and 8 Spanish language subject titles completed during the period. In addition, nine month costs were impacted by certain one-time relocation expenses and recruitment costs that occurred in the third quarter. Research and development costs totaled $378,620 for the 1997 nine month period. The Company plans to invest in a new title development schedule, which will position the Company to take advantage of new and existing markets.

Net earnings for the nine months ended September 30, 1997, improved by approximately 67% as compared to the prior 1996 period. This improvement from net income of $567,999 in 1996 to net income of $946,164 in 1997, reflects the higher revenue levels providing coverage of essential fixed operating costs, as well as the improving gross margins related to previously described manufacturing efficiencies.

Earnings per share (on a fully diluted basis) were $0.067 for the nine months ending September 30, 1997 compared to $0.041 for the same period in 1996 which is an increase of 63%. The number of fully diluted shares outstanding decreased from 13,785,204 to 13,694,155 during the same period due to expiring options.

The Company has several marketing partnerships that were entered into during the fiscal 1996 and 1997 periods. Since mid-1995, the Company has been a Compaq/Microsoft Educational Partner and a Microsoft NT Solutions Partner. These two relationships provide the Company with significant advertising and promotional exposure in literature and various promotions directed to the school market-place. On June 29, 1996, the Company entered into a marketing agreement with HomeQuest, Inc., to provide a private brand version of its A+dvanced Learning System registered product family for the home market. HomeQuest is a direct seller of educational products to the home with approximately 400 marketing consultants. An agreement was entered into with Davidson & Associates, (a subsidiary of CUC International [NYSE]) on August 29, 1996, to provide certain elements of A+dvanced Learning System software technology and curriculum content to Davidson. By mutual agreement, the Company and Davidson agreed to withdraw from their initial agreement to modify certain of the Company content and technology under a private label agreement with Davidson. The Company was not willing under the terms of the initial agreement to undertake modification of its product to the degree and extent requested by Davidson for the compensation terms stipulated in the agreement. The Company's agreement to effect conversion of English to Spanish-language translation of certain of its current titles with National School Services (NSS) has been executed. The translation of 8-grade level
1-9 A+dvanced Learning System mathematics subject titles into Spanish is complete, along with the sale and installation of these products in a number of schools.

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


THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of September 30, 1997 the Company was current with all filings with the SEC through the end of the fiscal year December 31, 1996 and the quarter ending June 30, 1997.

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

The mutual discovery process is underway with an initial hearing being scheduled for November 4, 1997 in the United States District Court for the Western District of Oklahoma.

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


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

November 5, 1997

By: /s/Jeffrey E. Butler
    --------------------
    Chief Executive Officer
    Chairman of the Board
    Treasurer