Form 10KSB
period 1997-12-31
AMERICAN EDUCATION CORPORATION
filed 1998-03-31
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.025 per share

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

Revenues for the year ended December 31, 1997       $3,670,654

On February 6, 1998 the aggregate market value of the Common
Stock of the registrant held by non-affiliates based on the last sale price of the registrant's Common Stock on such date, was approximately $3,337,576.

Number of shares of the registrant's common stock outstanding as
of December 31, 1997:                                      12,183,579

Transitional Small Business Disclosure Format YES [ ]  NO [X]

TABLE OF CONTENTS TO FORM 10KSB

PART I
------

Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5     Market for Common Equity and Related Stockholder
           Matters
Item 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 7     Financial Statements
Item 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure

PART III
--------

Item 9     Directors, Executive Officers, Promoters, and Controls
           Persons, Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and
           Management
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on Form 8-K

THE AMERICAN EDUCATION CORPORATION FORM 10-KSB

PART I
------

Item 1.     Description of Business.
------------------------------------

General.
--------

The American Education Corporation, formerly, PLASMEDICS, INC., (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981. Initial business activities, associated with the research and development of medical devices and medical technology, commenced from inception through 1984. In 1984, the Company acquired all the issued and outstanding stock of Medquest through the issuance of 9,490,000 shares of the Company's common stock. In 1985, in an agreement with an affiliate, Medac, Inc., the Company received 67,000,000 shares of Medac common stock, $10,000 in license fees and future royalties, for the assignment of certain technology rights. In November 1986, Medquest transferred to Medac, Inc. for $10,000, the rights to certain technology, computer equipment, and 57,000,000 of its 67,000,000 Medac shares. Thereafter, the Company was essentially inactive until 1989. In 1989, the Company sold its remaining 10,000,000 shares of Medac common stock for $290,000. From 1989 until 1990, the Company initiated a plan to seek an acquisition, or merger with another company. In December 1990, the Company entered into an agreement to purchase substantially all of the assets of American Educational Computer, Inc. from its parent, UNICO, Inc. (UNICO). The following major developments relating to the asset purchase are listed in chronological order:

Purchase of Assets of American Educational Computer, Inc.
---------------------------------------------------------

On January 8, 1991, the Company completed the purchase of substantially all of the operating assets of American
Educational Computer, Inc. ("AECI"), an Oklahoma City-based company. The sale was consummated pursuant to an asset purchase agreement between the Company and AECI dated December 31, 1990.

Assets involved in the purchase included AECI trade names, trademarks, retail product sales rights, non-exclusive school and library sales rights, specific accounts receivable, specific inventory, and specific furniture and equipment.
As a component of the transaction, the Company also acquired the publishing and distributing assets and licenses of Concord Video, a publisher of special interest video tapes. The acquisition was for a total purchase price of $990,000 consisting of $190,000 in cash, paid on the effective date, and $800,000 in notes payable. The notes payable were subsequently structured into $600,000 in Convertible Preferred Stock and $200,000 in notes payable with quarterly payments of principal and interest commencing in September 1991. The Company also assumed accounts payable and accrued liabilities of AECI, totaling approximately $173,000.

In August 1991, at a meeting of the Company's shareholders, the purchase of the assets of American Educational Computer, Inc. was ratified, a new class of Preferred Stock was authorized and the shareholders approved the change of the Company's name from Plasmedics, Inc. to The American Education Corporation.

A plan to discontinue the operations of the Company's Concord Video division was formally adopted by the board of directors in November 1992. The plan called for the Company to secure a buyer for the video division's assets in a timely manner or to liquidate the assets of the division and effectively abandon the video operations. The Company was unable to attract a buyer for the video division, therefore, the Company discontinued video operations and liquidated remaining video assets during fiscal 1993.

The Company's Business.
-----------------------

The Company's business is to license or internally develop and market educational personal computer software and CD-ROM titles. Except as specified to the contrary, all references to the Company's current business include the activities associated with the development and marketing of educational computer software and CD-ROM based products.

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

The use of personal computers and software as educational and instructional aids is the major focus of the Company's marketing strategy, as the use of the personal computer and CD-ROM devices has been adopted by many of the Nation's schools as they have become more affordable. The Company's marketing plan calls for separate marketing efforts to be directed toward the home and institutional markets. Currently, the Company utilizes a small employee sales force as well as independent dealers ("school-dealers") to market its products to schools, industry and libraries. Each school-dealer generally covers a geographically limited territory. Other marketing efforts are through business partners such as National School Services, Inc., as well as direct mail and catalog companies, which market third-party products to the school and library markets.

Principal Products.
-------------------

Computer Software
-----------------

The Company acquired (through its acquisition of AECI) ownership of software titles and a series of exclusive and non-exclusive licenses to develop and market personal computer software products based upon certain courseware in reading, English, spelling, social studies, bilingual language development and early childhood development.

Educational software for the elementary and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. In addition, there is a growing use of computer network technology in schools. The Company's products for schools and the professional educator versions feature management functions, which track both individual student and class performance. This management module also prints reports, lesson materials, tests and assignments. Further, a hallmark of the Company's products is an authoring capability which allows the user to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software, that is designed for home use, is also closely related to classroom work, and is correlated to major national test objectives so that parents can select software to assist students in a specific subject and grade level. The Company's computer software products, particularly those designed for the home market, are designed to be used without extensive experience with computer operations.

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

The majority of the Company's school products are designed for use in a networked environment. To monitor and facilitate student performance in this environment, a class of software referred to as a managed solution, has evolved. This solution is typically defined as an Integrated Learning System ("ILS"). This approach provides software controlled class and student lesson assignments, individualized paths of study, skills assessment, authoring, time management, integration of third party software where relevant, and a range of other functions which assist the educator in directing and understanding the effectiveness of the software and the learning process. Management believes that fewer than 10 companies, industry-wide, provide a fully managed ILS solution or this class of sophisticated educational software product.

A+dvanced Learning System, registered
-------------------------------------

A+LS, from a content perspective, has been designed as a grade level 1-12 basic skills curriculum solution. It is comprised of 78 subject titles in a multi-media environment with extensive sound and graphics. Subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product presents increasingly more complex concepts, but provides overlapping, grade level to level subject matter reinforcement. As a body of published work, it is one of the most extensive in the industry for the primary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice, test and essay. These activities are further supported by lesson related activities. This design facilitates the use of the advanced A+LS class and student management system. Educators may select specific lessons to create a curriculum plan for a specific time period, specifying independent mastery levels for each lesson. They may also insert third party publishers' materials into a supported course of study for enrichment or remediation. The design also permits the development of individualized courses of study for the at risk or special education student which might require remediation or specific emphasis to correct skill deficiencies. Approximately 3000 schools and centers of adult literacy have purchased this product since its introduction in mid-1995.

In early 1996, the Company began the process of developing a major content extension of the A+LS elementary and middle school curriculum through grade level 12. This development process was largely completed for core mathematics, science, and social studies titles during the 1997 fiscal year. One A+SSESS! title will also be developed to support the assessment and testing requirements for the high school level product offering. Management believes that the addition of these new products to the A+LS product family positions the Company with one of the largest bodies of integrated curriculum content in the industry.

A+SSESS!TM
----------

A+SSESS is a product family of primary, intermediate, advanced, and high school modules, which comprise four individual software titles. A+SSESS has been designed as a companion to A+LS's extensive curriculum content, as a tool to assist educators in determining student beginning skill levels in all A+LS subject areas. A pretest process is utilized for this purpose. After beginning skill levels are determined, A+SSESS automatically recommends and prepares lesson plans for each student. A post-test process is utilized to facilitate measurement of student academic gains. This product family, designed to complement the curriculum design of A+LS was introduced in mid-1996 and approximately 1000 schools have purchased the product since its introduction.

A+NetTM
-------

The Company began working on this product in the fourth quarter of 1997 and released product for beta test activities in January 1998. A+Net is designed to be fully compatible with the Company's A+dvanced Learning System family of 78 reading, writing, mathematics, science, social studies and language arts software titles for grades 1-12. It allows educators to capture selected Internet site content in A+Net's specially designed Study the Lesson browser and save this material to a hard drive. Instructors can then author test questions, critical thinking skill problems and educational content while offline. A+Net's sophisticated class and student manager functions will randomize test questions and produce class instructional software lessons with detailed student activity and grade reports. All Internet and teacher-authored content, tests and essay exercises may also be printed for traditional pen/paper class or homework assignments.

A+LS/MediaWeaverTM
------------------

The Company entered into an agreement in late 1995 to integrate certain of the Humanities Software, Inc. popular MediaWeaver programs into the A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. Three novel bundles (including nine titles) and three skill bundles (including nine titles) for elementary, middle and high school and one MediaWeaver authoring title are now fully integrated into the A+LS class and student manager. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family.

In December 1997, the Company and Humanities agreed to expand the number of novel and skill bundles, bringing the total novel titles to 18 and the total skill titles to 18 during the first quarter of fiscal 1998. In addition, six reading comprehension titles will also be completed by the end of the first quarter of 1998.

New A+TM
--------

Introduced in 1994, New A+ is the predecessor product family to A+LS. It is comprised of 14 subject titles in the areas of language arts, social studies and science, and is available in network, lab pack, school stand-alone, site license, and home versions for Windows, Macintosh and DOS platforms. New A+ has a management system, which records student grades and activities and allows full authoring. It does not provide the multi-media functions, managed lesson sequences or third party program capabilities that have been incorporated in A+LS. New A+, which is installed in approximately 1,500 schools nationwide, remains a viable alternative for schools with older hardware that will not support the operating requirements of A+LS. Macintosh, Windows, Windows NT and DOS are fully supported.

Third Party Publishing and Marketing Affiliations.
--------------------------------------------------

The Company is actively pursuing and is being pursued by third party publishing and marketing companies which have curriculum content which is complementary to the publications of the Company. Many of these companies do not have the software management technology, or the distribution resources of the Company. These relationships are being sought to supplement and complement the content of existing and planned A+LS subject matter as third party programs, which may be launched in a planned lesson sequence. Management believes this process postures A+LS as an open architecture, full classroom management solution. Management also believes this continued expansion of these types of relationships enhances the value of the Company's products and strengthens marketing relationships with its distributors and other business partners.

The Market For Educational Software Products.
---------------------------------------------

The Company addresses three major market segments for its products; the school, adult literacy and home markets. The
Company's products except for those especially configured for use by the professional educator, generally have application in either market.

School Market
-------------

The school market for educational software is growing at approximately 17%-20% per annum according to industry sources.
In order for the Company to take advantage of this fast growing industry it must expand its authorized dealer sales base. Although significant progress was made in 1997 in the dealer recruiting program, a major objective is to continue to expand the Company's dealer base of organizations calling on and selling into the public school market. The Company achieved agreement or otherwise secured effective representation in several important, previously uncovered, geographical areas of the country in the fourth quarter of 1997. It hired a full time regional manager for the New England and Middle Atlantic regions, secured additional representation and coverage in Texas, the Northwest, and Upper Midwest.

Adult Literacy Market
---------------------

The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is
receiving significant interest from this segment.   In 1997, the
Company established a number of installations in state and municipal centers of literacy and the juvenile and adult corrections market segments. Preliminary information from these installations is that the Company's products are highly effective in preparing adult high school equivalency tests and other recognized measurements of literacy. These markets are growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its efforts in this area.

Home Market
-----------

Home education is growing at rates exceeding 20% per year, according to industry sources. Many families are choosing to educate their children at home versus through the traditional education channels. Many of the Company's products are designed to appeal to the home educator who is seriously involved in education. The Company's products are marketed as educational products versus the more widely recognized "edutainment" products. The Company has completed the work on a home version of the complete A+LS family in the fourth quarter of 1997. This version will be available for release in 1998.

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

Trade Names, Service Marks and Logo Types.
------------------------------------------

The American Educational Computer, Inc. service mark for the A+ products was registered with the United States Patent Office on Principal Register, register number 675,666 on July 31, 1987. On April 15, 1989, the A+ trademark for use with educational software, was registered with the United States Patent Office. The Company was notified on November 16, 1995 that the use of the A+ symbol for educational software was a registered trademark and is incontestable for this use. Other various trademarks and logos associated with American Educational Computer, Inc.'s software products have also been registered. These trade names, service marks and logo types were included in the assets which were purchased by the Company from American Educational Computer, Inc.

On June 16, 1995, the Company filed for the separate and expanded use of its A+ registered mark as A+dvanced Learning System with its logo design to describe and identify this extensive family of educational software products released in the latter part of fiscal 1995. This mark was registered with the United States Patent Office on Principal Register, register number 2,038,275, on February 18, 1996.

The Company filed for additional separate and expanded use of it's A+ registered mark for use as A+SSESS and A+Net in the fourth quarter of 1997. These programs and their identity are viewed as integral elements to the Company's A+dvanced Learning System product family.

Production and Manufacturing.
-----------------------------

The Company purchases unformatted 3 1/2" software diskettes and CD-ROM blanks from various sources. The Company owns commercial quality, high speed software duplication equipment and duplicates all software internally. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. The Company has no dependence on any individual supplier.

Research and Development Costs.
-------------------------------

Initially, the Company relied upon external, independent software developers for its technology and as the source of software titles. In June 1991, the Company hired its first, qualified technical programmer, and in January 1992, retained an experienced, doctorate level educational specialist on a project basis. In May 1992, this individual was hired by the Company on a full-time basis. By the year ended December 31, 1993, the Company employed a total of three technical programmers and one technical support person on a full time basis. At December 31, 1997, the Company employs thirteen full time technical development and support personnel.

The Company makes extensive use of professional educators as consultants in the design of its curriculum-based products.
These individuals provide the technical and curriculum support on the development and enhancement of Company products, support existing customers on technical issues, and engage in limited programming and content development of new products. Management believes that it will continue to rely upon external sources for a portion of its new product requirements. However, the growing sophistication and complexity of the design of products and the rapid changes occurring in the marketplace, will require continued expansion of in-house curriculum and graphics development resources.

At December 31, 1997, the Company employed four full-time educational professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent teaching consultants and graphic designers.

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized costs of $564,166 in software research and development costs in 1997.

Distribution
------------

In marketing its products the Company utilizes independent distributors, catalog houses, and its in house sales staff in areas not served by distributors.

Backlog.
--------

The Company's software products are normally shipped within ten days of receipt of the order. The Company believes that a level of backlog at any particular date may not be a meaningful indicator of future performance, unless technical difficulties delay the fulfillment of orders related to the launching of new products.

Seasonality.
------------

Decisions by schools and individual consumers to purchase educational software have most frequently been made at the beginning, or near the end of school periods. The months of January and December generally represent the lowest new order booking months for the Company and the school market industry segment. This seasonality cycle directly can affect the Company's total revenues and earnings levels in both the first and fourth quarterly reporting periods.

Significant Customer
--------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials. In 1997, the Company had one customer that accounted for more than 10% of total revenues; National School Services, $506,009 or 13.8%. No individual customer accounted for more than 10% of sales in 1996.

Competition.
------------

The educational software industry is highly competitive and subject to rapid change. There are a large number of companies developing educational software products. Many of these companies are better known and have substantially greater financial, marketing and technical resources than the Company. Such participants are textbook publishing companies, personal computer hardware manufacturers and microcomputer software developers which compete directly with the Company.

The primary competitive factors applicable to the educational software industry are product features (such as subject areas, graphics and color), price, ease of use, educational content, product reliability, sales support and customer service.

Employees.
----------

During the fiscal year ended December 31, 1997, the Company had twenty-eight (28) full-time employees. The Company believes that its relationship with employees is satisfactory.

Item 2.     Description of Properties.
--------------------------------------

The Company rents office space under a lease agreement; dated March 1, 1996 through February 1999; at the base rate of $5,247 a month. On November 6, 1997 the Company subleased additional office space for an initial base rental of $2,581 a month to $3,073 over the term of the lease. The leases expire February 28, 1999. Total office rent expense for the years ended December 31, 1997 and 1996 was $68,426 and $56,241, respectively.

Item 3.     Legal Proceedings.
------------------------------

In 1996, the Company became a party to an action in the United
States District Court of the District of Columbia entitled
Securities and Exchange Commission, Plaintiff v. American
Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file with the Securities and Exchange Commission, among other things, certain annual and quarterly reports. The
Company entered into a Consent and Undertaking pursuant to which the Court issued a Final Judgment of Permanent Injunction requiring the Company to (i) file all of its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation or the assessment of fines against the Company or an action to suspend trading of the Company's stock.

During July 1997, the Company filed a trademark infringement action against Jostens Learning Corporation for unauthorized use of the Company's registered trademark. It is the belief of the Company that Jostens' unauthorized use of its registered trademark is damaging to the Company and is causing significant confusion for the Company's customers. The Company has historically and successfully defended its trademark position when it became aware of illegal and unauthorized use.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company, other than the Action, that is considered material to the ongoing operations and viability of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter ending December 31, 1997.

PART II
-------

Item 5.  Market for Common Stock and Related Stockholder Matters.
-----------------------------------------------------------------

As of December 31, 1997, there were approximately 2,500 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. There have been no market makers for the Company's common stock for the past two years. The following is a summary of closing bid and ask prices for each of the 1997 quarters. No information is available for the 1996 quarters due to very limited trading activity during that period.

                                          BID          ASK
                                          -----------------
Quarter Ending March 31, 1997             1/2           3/4

Quarter Ending June 30, 1997            23/32         15/16

Quarter Ending September 30, 1997           1         1 1/8

Quarter Ending December 31, 1997          3/4        1 1/32

The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Dividends.
----------

The Company has never declared a cash dividend on the Common Stock and does not anticipate declaring any dividends on the Common Stock in the foreseeable future. The Company intends, at this point, to retain any future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

Item 6. Management's Discussion and Analysis or Plan of
        Operation.
--------------------------------------------------------

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

Liquidity and Capital Resources.
--------------------------------

The Company, after assuming operational control of AEC, has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update and expand the Company's product offerings. To finance the business, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and lease financing sources.

Management anticipates that the Company will be able to meet the preponderance of its financial needs from internally generated funds in 1998. However, additional financing may be required to accelerate the Company's growth and to take advantage of strategic growth opportunities through acquisitions that may exist in the electronic media for education industry. In addition, management is focused on the need to gain software industry standard valuations on the business and recognition of its potential for future profitable growth. In order to gain this recognition, the Company may undertake additional financing to strengthen its financial position and to provide management with the flexibility offered by this strength to deal with value enhancement options that may be presented in the future.

As of December 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents of $283,636, net accounts receivable of $623,287 and inventory of $8,168. The Company's net cash provided by operating activities increased by 314% from $178,962 in 1996 to $741,305 in 1997. Net cash used in investing activities increased by 103% from $320,012 in 1996 to $649,748 in 1997 and was comprised primarily of investment in capitalized software development costs.

The amount of inventory needed to support expanding sales is minimal since the Company has a "just in time" inventory plan that can create the appropriate media (diskettes and CD-ROM's) on an almost as needed basis. The amount of physical space required for inventory storage has declined as the Company has shifted to the CD-ROM delivery system. Management anticipates that the working capital requirements to support continued expansion will be funded from continuing operations.

Effective June 30, 1996, the Company exchanged 2,651,274 shares of common stock for $731,989 of principal and $222,509 of accrued interest related to convertible notes. At December 31, 1997, $58,000 of convertible notes, including $8,000 of accrued interest, with a conversion price per share of $.136, remain outstanding.

At December 31, 1997, the Company had working capital of $347,560 compared to a deficit of ($203,497) at December 31, 1996. Certain of the Company's accounts payable, approximately $52,000, date back to between 1991 and 1993. These accounts are disputed and no payments have been made. Management anticipates that these accounts, if paid at all, will be settled for significantly less than their face value.

Additionally, at December 31, 1997, the Company had recorded as current liabilities approximately $125,739 of customers' credit balances. These deposits will be recognized as revenue in the first half of 1998 as product is shipped, thereby reducing these balances.

The Company believes that it will enjoy, as demonstrated in fiscal 1997, increasingly larger dollar size and accelerating numbers of school district-wide adoption of its products. This trend is a direct result of the expansion of the A+LS product line into secondary titles and the expansion of the A+SSESS products that allow the Company to participate in district-wide marketing efforts.

With the Company's enhanced gross margins and expense control, demonstrated during fiscal 1997, and product line expansion of its product and curriculum base, management believes that the Company will enjoy similar expansion of its revenues in the fiscal 1998-period to that experienced in the 1997 over 1996 fiscal periods.

Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. The Company had used a variety of short and long term financing until early 1997. Since that time the Company has not required any financing to fund its expansion. In addition, the Company undertook, in late 1997, a significant expansion of its office facilities, which was funded from cash provided by continuing operations. Although working capital financing was not necessary in 1997, future conditions may warrant this consideration.

Impact of the Year 2000
-----------------------

Many computer systems will need reprogramming to deal with problems associated with the coming year 2000 issues (Y2K). The problems are associated with computer systems using two digits for the year portion of the date. When the year 2000 comes, many systems will not know if it is the year 1900 or the year 2000. Management has evaluated the potential impact of the coming year 2000 and believes that there is no material effect on either the Company's internal computer systems or the Company's software that is marketed to the public.

Results of Operations
---------------------

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended
December 31, 1996.
-----------------------------------------------------------------

The following is a discussion of the results of operations for the fiscal year ended December 31, 1997, as compared to the fiscal period ended December 31, 1996.

Net software revenues for the twelve months ended December 31, 1997, totaled $3,670,654 compared to net software revenues of $2,393,934 for the year ended 1996. This represents an increase of 53% in 1997. The increase in sales is primarily attributed to the acceptance of the A+dvanced Learning System family of products, the release of new subject titles associated with this product upon the conclusion of lengthy development activity initiated in 1995 and enhanced relationships with major educational publishers and distributors.

In addition, the Company entered into an agreement with National School Services, Inc. (NSS) to work with that organization to translate its A+dvanced Learning System mathematics titles for grade levels 1-8 into Spanish and to license the new Spanish version for NSS's exclusive distribution in certain Spanish-speaking markets. This task was completed in the third quarter of 1997. The Company will have the rights to sell the Spanish version in the United States and other world markets. The formal agreement with National School Services was signed March 12, 1997.

Cost of goods sold for the year ended December 31, 1997, decreased by approximately 26%, even though sales increased by approximately 53%. This decrease in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs, direct labor costs, as well as the physical space associated with the assembly of software products have been reduced sharply. Excluding the costs of allocated overhead, the Company's principal products provide gross profit margins ranging from 75% to 95%.

Total operating expenses recorded for the year ended December 31, 1997, were $2,514,394 compared to $1,879,505 for the previous year. This represents an increase of approximately 34%. As a component of total operating expenses, selling and marketing costs increased by approximately 112%, from $712,230 in fiscal 1996 to $1,510,084 in 1997. The increase in 1997 selling expenses is a direct result of increased selling efforts required to support higher sales objectives. General and administrative expenses increased by 5% during 1997, from $816,583 to $859,473. This increase is related to expanded technical support staff added as a result of the expanding customer base and higher legal, accounting and professional costs related to expansion of third party relationships and return to full compliance in the Company's SEC reporting obligations.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. The comparability of these amounts reflects the expansion of the Company's developmental activities. Capitalized software costs at January 1, 1997 were $1,201,069 with additional costs capitalized totaling $564,166 during 1997. The Company maintained ongoing emphasis on development of new and enhanced products. During 1997, the Company substantially completed the curriculum development progress on 17 new high school titles and one companion A+SSESS! module and achieved release of these products during the fourth quarter. In addition, the Company initiated development on A+Net, and substantially completed work on the A+LS Home version. The Company commenced planning and initial development efforts on revised, updated and expanded curriculum offerings, and Version
3.0 of the A+dvanced Learning System product family.

Interest expense decreased by approximately 86% during 1997, from $50,194 in fiscal 1996 to $6,919 for 1997. This decrease reflects the reduction of interest bearing debt, as well as the improving financial condition of the Company during 1997.

Net income for the current year improved by approximately 1947% during 1997 compared to the prior year. This improvement from net income of $122,681 in 1996 to net income of $2,511,552 in 1997 reflects the higher sales levels noted above, as well as the improving gross margins related to concentration of sales in more profitable markets and cost control of general and administrative expenses. In addition, the Company benefited from a one-time, non-recurring change in the valuation allowance relating to net operating loss carryforwards in the net amount of $1,506,032 which is recorded as an asset on the balance sheet as well as recognized on the statement of operations. Management believes that with these ongoing development efforts with increased selling efforts through expanded third party and independent dealers; the Company is now positioned to continue to expand sales results from the home and school education markets.

In 1997, the Company's past financial constraints and need to access external capital sources began to abate as a result of significant improvements in revenues, and cash flows from operations. As sales and cash availability from operations improved during the 1997 fiscal period, management has reduced corporate debt levels and will continue this practice during fiscal 1998. The Company's cash position at the end of fiscal
1997 improved by $90,289 or 47% over the cash position at the end of the 1996 fiscal period. Current liabilities at the end of 1997 declined 28% over the current liabilities at the end of 1996, and total liabilities declined 21% over the same period. Stockholders' equity as a percent of total assets improved from 15% to 79% during the 1997 fiscal period.

Company management believes that significant opportunities exist in the school, adult literacy and home markets for future Company growth. The Company is now equipped with A+LS Macintosh and Windows software program engines that facilitate the low cost and rapid development of new subject titles. In addition, the Company has expanded its content and intellectual property base with the internal development of substantial educational content for its current and future products. Management believes, as a result of these recent curriculum and technical developments, that the Company is well positioned to compete in the major market segments of the educational technology industry. The Company's competitive position is further enhanced by its growing employee base of skilled technical and business professionals that has aided the development of new industry partnerships during 1997. These elements combine to form a stronger overall corporate foundation that, combined with growing markets and expanding marketing and distribution strengths, provides a greatly improved internal and external environment for the Company's future operations.

The Company has taken the Internet into consideration in its Version 3.0 planning and design as a potential new channel of distribution for both products and services. During 1997, the Company continued strategic planning for the development of programming technology and curriculum content development to take advantage of this still developing and emerging channel. Management believes that the Internet will become an important future factor in the Company's delivery of new products and services.

The negotiations relative to the acquisition of Projected Learning Programs Inc., (PLP), started in late fiscal 1997.
This acquisition was closed March 26, 1998, but is to be effective January 1, 1998. This event, subsequent to the close of the Company's fiscal year, is expected to contribute to the Company's growth, profitability and financial position in the 1998 fiscal year. PLP is viewed by the management of the Company as a strategic acquisition to gain access to the vocational school and Junior and Community college post-secondary market segments, which are not fully penetrated by the Company's distributors. Projected Learning had $29,390 in cash, net accounts receivable of $89,903, and inventory of $23,981 at December 31, 1997. Net sales for 1997 were $898,223.

Item  7.    Financial Statements.
---------------------------------

Financial Statements and Financial Statement Schedules - See
Index to Financial Statements and Schedules immediately following the signature page of this report.

Item  8.	Accountants
-----------------------

Steakley, Gilbert & Bozalis, P.C. has audited the Company's financial statements for the years ending December 31, 1994, 1995, 1996 and 1997. There are no disputes with the previous or current independent accountants regarding matters of accounting or reporting.

PART III
--------

Item  9. Directors, Executive Officers, Promoters and Control
         Persons.
--------------------------------------------------------------

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

Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     56      President, Director,           1989
                              Chief Executive Officer,
                              Chief Financial Officer

Thomas Shively        44      Executive Vice President and
                              Chief Operating Officer

R. Mark Youngs        50      Vice President - Finance

Jeff Butler, Jr.      33      Vice President Sales and
                              Marketing

Monty C. McCurry      52      Director                       1989

Newton W. Fink        58      Director                       1991

Stephen E. Prust      52      Director                       1992

Business Experience.
--------------------

JEFFREY E. BUTLER was named a director of the Company in August 1989 and was elected Chief Executive Officer and President on March 31, 1990. Since 1985, Mr. Butler has been a management consultant to businesses in the biotechnology, computer science, software, educational and entertainment video industries. Mr. Butler also served as a director to Video Professor Industries, Inc., a public corporation, from February 1, 1989 to October 31, 1990, when he resigned this directorship. Prior to establishing his personal services business, Mr. Butler was, from 1980 to 1985, the Chief Executive Officer and President of Infomed Corporation, an Englewood, Colorado-based provider of computer diagnostic equipment and data management services to hospitals, leading corporations and physicians. Prior to 1985, Mr. Butler was employed by Sandoz, Ltd., Corning, Inc. and the Becton Dickinson Corporation in middle and senior management positions.

THOMAS A. SHIVELY joined the Company as Executive Vice President in September 1991. From 1990 to 1991, Mr. Shively was Vice President and General Manager of AVID Home Entertainment, a division of LIVE Inc., with headquarters in Denver, CO. From 1989 to 1990, he was Vice President and General Manager of the Richie Resource Group with headquarters in Minneapolis, MN. From 1978 to 1988, he was employed by Gelco Corporation, Minneapolis, MN, a $2 billion NYSE firm that was purchased by General Electric Corporation in 1988. During the first five years of his career with Gelco, he was Director of Corporate Planning and from 1983, he served as a staff Vice President and as a Vice President of various Gelco operating divisions. Upon graduation from the Wharton School of Finance and Commerce in 1976, Mr. Shively began his business career with the 3M Corporation, Minneapolis, MN.

R. MARK YOUNGS has been employed by AEC since April 1997. Prior to joining the Company, he was the Chief Financial Officer for Golf USA, Inc., an Oklahoma based retail franchiser of golf apparel and equipment from 1994 to 1996. Prior to this position he was an independent financial consultant, Director of Franchise Finance for Pennzoil-Jiffy Lube and Vice President of Finance for B-Tech, Inc. Mr. Youngs is a graduate of Brigham Young University and holds an MBA from the University of Oregon.

JEFFREY E. BUTLER, JR. has been employed by the Company since March 1994. In July 1997 he was promoted from Director of School Sales to Vice President and an officer of the Company. Prior to joining the Company he was a senior product manager with Birtcher Medical Systems, Inc. From 1989 to 1991 he was employed as a sales representative and a district sales manager with C. R. Bard, Inc. From 1985 to 1990 he was employed by the Ortho Diagnostics Division of Johnson and Johnson as a sales representative. Mr. Butler graduated with a BA in Molecular and Cellular Biology, 1985 from the University of Colorado.

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

NEWTON W. FINK, EdD, was named a director of the Company on January 8, 1991. Since 1984, Dr. Fink has been President of Computer Instructional Services, Inc., a privately held corporation providing computer educational services to individuals, schools, corporations and institutions. Prior to founding Computer Instructional Services, Inc., Dr. Fink was the Superintendent of Schools in Fort Lupton, Colorado and Hillside, Illinois.

STEPHEN E. PRUST has been a director of the Company since April 1992. As a director, he has worked to develop special retail marketing strategies for the Company's software products. From 1990 to 1992, he was the President of AVID Home Entertainment, a division of Live Entertainment, Inc., a major NYSE video production company. From 1981 to 1990, Mr. Prust was a consultant to companies in the entertainment industry. In 1975, Mr. Prust founded Dominion Music, Inc., a joint venture with K-Tel Records, Inc. He served as President of Dominion Music until his personal interests in the venture were acquired by K-Tel in 1981.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 1997, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Item 10.    Executive Compensation.
-----------------------------------

Cash Compensation.
------------------

The following table shows the cash compensation of the Company's Chief Executive Officer, as well as all executive officers and employees paid in excess of $100,000, and all compensation paid to the Company's other officers and directors, as a group, who served during any portion of the preceding year, who earned less than $100,000.

Name of Individual or Number in Group      Cash Compensation (1)
-------------------------------------      ---------------------
Jeffrey E. Butler (1, 2, 3)      1997               $ 83,878
                                 1996               $ 60,570
                                 1995               $ 94,349

Directors and executive          1997               $299,335
officer(s) as a group            1996               $204,540
(4 persons) (1, 3)               1995               $242,550

(1) Exclusive of personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $25,000, or 10% of the cash compensation shown for each officer, or for all officers and directors as a group.

(2) The Company has employment agreements with Jeffrey E. Butler, Thomas Shively, and Jeffrey E. Butler, Jr. which guarantee their salary at a minimum of the annual amount authorized by the Board of Directors, plus incentive bonus that is based upon profitability and, in the case of Mr. Shively, on attainment of sales and profit plan. Mr. Butler, Mr. Shively, and Mr. Butler Jr. have severance provisions in their respective understandings that their compensation will continue in force for six months for Mr. Butler and four months for Messrs. Shively and Butler, Jr., respectively, should they be terminated by the Company for any reason, other than a willful act of fraud, or the failure to spend the necessary time in the execution of their respective duties.

(3) Excludes $11,551 for 1997, in payments made to Mr. Butler for reimbursement of out of pocket relocation expenses.

In 1991 the Company initially entered into a consulting agreement with Mr. Butler for $65,000 per year and 2.5% of net pre-tax income. Due to the uncertain financial future of the company, Mr. Butler did not receive his full compensation as established by the Board of Directors for the years 1991 - 1996. At June 30, 1996 the deferred compensation amounted to $63,881.

Of the $94,349 Mr. Butler received in 1995, $39,177 represented reimbursements for, among other things, Mr. Butler's travel and for the travel of company employees and related affiliates.

At June 30, 1996 Mr. Butler converted all historically accrued and unpaid compensation in the amount of $63,881 into 127,762 shares of common stock (at $0.50 per share) as part of the major restructuring of the Company's debt and convertible debt. As of July 1, 1997 Mr. Butler's salary was increased to $84,040 per year.

As of July 1, 1997 Mr. Butler voluntarily terminated his profit sharing plan to provide adequate and reasonable bonuses for all the employees of the Company. The new Company wide profit sharing plan consists of 5% of the Company's pre-tax net income and is distributed to all qualified employees.

Before the adoption of the Company wide profit sharing plan in July 1997, Mr. Butler accrued $18,019 in unpaid profit sharing from the first six months of the year that remains due and payable to him from the Company.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Non-qualified stock options to purchase a total of 1,301,195 shares of restricted common stock at a price of $.50 per share were granted to 20 employees and key associates during 1996. Of this total, 1,203,195 remain outstanding at December 31, 1997.

None of the options granted in 1996 have been exercised.

Item 11.    Security Ownership of Certain Beneficial Owners and
Management.
----------------------------------------------------------------
The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 5, 1998. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                   Shares Beneficially Owned
                                  Title of Class
Name/Address of Beneficial Owner                     Number       Percent
----------------------------------------------------------------------------
Jeffrey E. Butler   (1)              Common         981,904         7.8%
4217 Old Farm Road
Oklahoma City, OK 73120

Thomas A. Shively   (2)              Common         449,664         3.6%
14431-C North Penn
Oklahoma City, OK 73134

R. Mark Youngs      (3)              Common          75,000         0.6%
7112 Summit Drive
Oklahoma City, OK  73162

Jeffrey E. Butler, Jr. (4)           Common         253,919         2.1%
12901 North McArthur
Oklahoma City, OK  73142

Monty C. McCurry    (5)              Common        108,400         0.9%
2134 S. Eagle Ct.
Aurora,  CO 80014

Newton W. Fink      (6)              Common        76,400         0.6%
921 Broadway
Ft. Lupton,  CO 80621

Stephen E. Prust    (7)              Common       435,768         3.5%
9025 East Kenyon Avenue
Denver, CO 80237

John D. Garber     (8)               Common     6,379,108        50.8%
7530 Navigator Circle
Carlsbad, CA  92009

Robert Schoolfield                   Common     1,536,517        12.6%
5 Pleasant Cove
Austin , TX  78746

Frederick G. Weiss, Jr.              Common       662,897         5.4%
RR 2 Box 280
Careyville, FL 32427

Officers and Directors
as a Group (7 persons)               Common     2,381,055        18.1%
(1) (2) (3) (4) (5) (6) (7)

(1) The amount and percentage figures include the possible exercise of 352,000 common stock options, with an exercise price of $.50 per share.
(2) The amount and percentage figures include the possible exercise of 259,195 common stock options, with an exercise price of $.50 per share.
(3) The amount and percentage figures include the possible exercise of 75,000 common stock options, with an exercise price of $.50 per share.
(4) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share.
(5) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.
(6) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share.
(7) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share.
(8) The amount and percentage figures include the possible conversion of 371,471 common shares for convertible debt loaned to the Company pursuant to the loan agreement between Mr. Garber and the Company. The Company borrowed funds and created indebtedness in 1991 of $50,000, which may be converted at the option of Mr. Garber into shares of the Company's Common Stock at an exchange rate of $0.1346 per share.

Item 12.   Certain Relationships and Related Transactions With
           Management and Others.
--------------------------------------------------------------

Prior to 1997 the Company paid consulting fees to AMD Corporation. Jeffrey E. Butler is an officer of, and owns more than 10% of the equity ownership interest in AMD Corporation.

The Company paid $400.00 to Jeffrey E. Butler in 1997 as reimbursement of expenses incurred in connection with consulting services rendered by Mr. Butler to the Company. The Company paid Jeffrey E. Butler
$11,557 in reimbursement of relocation expenses in 1997.

The Company paid $1,733.00 to Executive Resource Management in
1997 for recruiting services rendered by that entity to the Company. Monty C. McCurry, who is a director of the Company, is an executive officer of, and owns more than 10% of the equity ownership interest in Executive Resource Management.

In years prior to 1997, Stephen E. Prust, who is a director
(and a director nominee) of the Company, rendered consulting services to the Company. Mr. Prust did not receive any remuneration from the Company in 1997 in any capacity other than as a director.

In March 1995, the Company entered into an agreement with a corporate affiliate of John D. Garber, who beneficially owns approximately 50.8% of the Common Stock, to engage in the financing of the Company's accounts receivable. This financing was performed through a corporation controlled by Mr. Garber, AmEd Financing Company. Under the terms of this agreement, AmEd Financing Company made advances to the Company during 1995 and the initial protion of 1996. Unpaid advances under this financing arrangement were convertible into common stock of the Company, at the option of the holder, at a conversion price of $.50 per share. All tangible assets of the Company are pledged to AmEd Financing Company as security for advances under the terms of this agreement. Effective June 30, 1996, AmEd Financing Company converted unpaid advances made to the Company by AmEd
Financing Company in the amount of $290,000, plus accrued interest of $34,481, into 648,962 shares of Common Stock. There are currently no amounts owed by the Company to AmEd Financing Company under the financing arrangement.

The sole financial arrangement that the Company has with any shareholder, director, or officer is a loan owing from the Company to Mr. Garber in the amount of $50,000 plus accrued interest. This note provides Mr. Garber with a first lien position on substantially all the Company's assets. Mr. Garber has the option to convert this note into 371,471 shares of the Company's common stock at $0.1346 per share. Management anticipates that this loan will be repaid during fiscal 1998.

PART IV
-------

Item 13.  Exhibit, Financial Statement Schedules, and Reports on
          Form 8-K.
-----------------------------------------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit No.   Description of Exhibits
-----------   -----------------------

3.1*          Articles of Incorporation of The American Education
              Corporation

3.2*          Bylaws of The American Education Corporation

11.1**        Statement re: computation of per share earnings

21**          Subsidiaries of The American Education Corporation

27.1**        Financial Data Schedule (filed only with the SEC)

* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on Form
    S-18 (File no 2-78660-D)

**  Filed herewith

(b) Reports on Form 8-K, the Company filed with the SEC a Current report on Form 8-K announcing the acquisition of Projected Learning Programs, Inc.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

March 30, 1998                    By: /s/Jeffrey E. Butler,
                                     ----------------------
                                     Chief Executive Officer
                                     Chief Financial Officer
                                     Chairman of the Board
                                     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

/s/Jeffrey E. Butler    Chief Executive Officer    March 30, 1998
                        Chief Financial Officer
                        Chairman of the Board
                        Treasurer

/s/Monty C. McCurry            Director            March 30, 1998


/s/Newton W. Fink              Director            March 30, 1998


/s/Stephen E. Prust            Director            March 30, 1998


The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Item                                                     Page No.
-----------------------------------------------------------------

Independent Auditors' Report                               F-1

Financial Statements:
Balance Sheet, December 31, 1997                           F-2

Statements of Operations for the years ended
December 31, 1997 and 1996                                 F-3

Statements of Stockholders' Equity for the years
ended December 31, 1997 and 1996                           F-4

Statements of Cash Flows for the years ended
December 31, 1997 and 1996                                 F-5

Notes to the Financial Statements                          F-7

All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.

INDEPENDENT AUDITORS' REPORT
----------------------------

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma

We have audited the balance sheet of The American Education Corporation as of December 31, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Education Corporation as of December 31, 1997 and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Oklahoma City, Oklahoma
March 5, 1998

THE AMERICAN EDUCATION CORPORATION
BALANCE SHEET
December 31, 1997

ASSETS
Current assets:
Cash                                                     $283,636
Accounts receivable, net of allowance for returns and
uncollectible accounts of $32,805 (Note 1)                623,287
Inventory (Note 1)                                          8,168
Prepaid expenses and deposits                              32,593
Deferred income taxes (Note 7)                             13,122
                                                        ---------
Total Current Assets                                      960,806

Property and equipment, at cost (Note 1)                  314,998
Less accumulated depreciation and amortization           (150,938)
                                                        ---------
Net property and equipment                                164,060

Other assets:
Capitalized software costs, net of accumulated
amortization of $1,000,730 (Note 1)                       764,505
Goodwill, net of accumulated amortization of
$246,800 (Note 1)						                                        --

Deferred income taxes (Note 7)                          1,506,032
                                                       ----------
Total other assets                                      2,270,537
                                                       ----------
Total Assets                                           $3,395,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                   $132,156
Accrued liabilities (Note 12)                             319,818
Accounts payable - Affiliate                               18,000
Customer deposits  (Note 13)                              125,739
Current portion of capital lease obligation (Note 5)        8,021
Income taxes payable (Note 7)                               9,512
                                                        ---------
Total current liabilities                                 613,246

Long-term debt (Note 4)                                    58,000
Capital lease obligation (Note 5)                          46,761
                                                         --------
Total liabilities                                         718,007
                                                         --------

Commitments and contingencies (Notes 5, 6, 8, 11 and 15)       --

Stockholders' Equity  (Note 3)
Preferred Stock $.001 par value;
Authorized-50,000,000 shares, issued and outstanding-none;
liquidation preference-$.02 per share                          --
Common Stock, $.025 par value;
Authorized 15,000,000; issued and outstanding-
12,183,579 shares                                         304,590
Additional paid in capital                              5,237,093
Retained deficit                                       (2,864,287)
                                                      -----------
Total stockholders' equity                              2,677,396
                                                      -----------
Total liabilities and stockholders' equity             $3,395,403

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
Years ended December 31, 1997 and 1996

                                      1997                 1996
                                      ----                 ----
Sales (Note 1)                    $3,670,654           $2,393,934
Cost of goods sold                   266,980              360,739
                                  ----------           ----------
Gross Profit                       3,403,674            2,033,195
                                  ----------           ----------
Operating expenses:
Selling and marketing (Note 1)     1,510,084              712,230
General and administrative           859,473              816,583
Provision for bad debts               23,140               83,365
Amortization of capitalized
software costs                       121,697              267,327
                                  ----------           ----------
Total operating expenses           2,514,394            1,879,505
                                  ----------           ----------
Operating income                     889,280              153,690

Other income (expense):
Interest and dividend income           4,203                1,995
Miscellaneous income                 115,346               31,156
Interest expense                      (6,919)             (50,194)
Factoring costs                          --               (13,966)
                                   ---------           ----------
Net income before income taxes     1,001,910              122,681

Deferred income tax provision        306,052               71,000
Current income tax provision           9,512                  --
Valuation allowance - change at
beginning of year (Note 7)        (1,825,206)             (71,000)
                                 -----------            ---------
Net income                        $2,511,552             $122,681
                                 -----------            ---------
Earnings per share: (Note 16)
Basic                                   $.21                $.012
Diluted                                 $.19                $.012

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1997 and 1996

                                         Additional
                     Common Stock          paid in       Retained
                     Shares     Amount     capital        deficit
                     -----------------   -----------     ---------
Balance at
December 31, 1995    8,570,865 $214,272   $4,083,616    $(5,498,520)

Issuance of common
stock for cash at
$.20-$.50 per share    546,517   13,663      229,596           --

Issuance of common
stock upon conversion
of debts at $.20-$.75
per share            2,689,770   67,244      921,213           --

Issuance of common
stock for services
rendered at $.02
per share              363,677    9,092       (1,795)          --

Net Income                                                  122,681

Balance at          ----------  -------      ---------  -----------
December 31, 1996   12,170,829  304,271     5,232,630   $(5,375,839)

Issuance of common
stock for services
at $.375 per share      12,750      319         4,463         --

Net Income                                                2,511,552
                    -----------  -------     ----------  ----------
Balance at
December 31, 1997     2,183,579 $304,590    $5,237,093  $(2,864,287)

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997 and 1996

                                              1997         1996
                                          -----------    --------
Cash flows from operating activities:
Net Income                                 $2,511,552   $122,681

Adjustments to reconcile net income
to net cash provided by operating
activities:
Deferred income taxes                      (1,519,154)        --
Depreciation and amortization                 194,792    342,827
Reserve for bad debts                          23,140     83,365
Gain on debt settlement                      (107,629)   (31,158)
Services rendered for common stock              4,782         --

Changes in assets and liabilities:
Accounts receivable                          (238,249)  (361,191)
Inventories                                     7,741      4,077
Prepaid expenses and deposits                    (151)   (25,295)
Accounts payable and accrued
liabilities                                   (76,290)   (99,344)
Customer deposits                             (68,741)   125,000
Income taxes payable                            9,512         --
Accounts payable - Affiliate                       --     18,000
Net cash provided by operating               --------   --------
activities                                    741,305    178,962

Cash flows from investing activities:
Purchase of property and equipment            (85,582)   (43,013)
Software development costs
capitalized                                  (564,166)  (276,999)
Net cash used in investing                   ---------  ---------
activities                                   (649,748)  (320,012)

Cash flows from financing
activities:
Proceeds received from issuance of debt            --     34,256
Principal payment on capital lease
obligation                                     (1,268)        --
Issuance of common stock for cash                  --    243,259
Net cash provided by (used in)                 --------  --------
financing activities                           (1,268)   277,515

Net increase in cash                           90,289    136,465

Cash at beginning of year                     193,347     56,882
                                              --------  --------
Cash at end of year                          $283,636   $193,347
                                              --------  --------
Interest paid in cash                          $1,919      $ --

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 1997 and 1996

During 1996, $773,245 of principal debt and $222,509 of accrued interest and accounts payable were converted to 3,053,447 shares of common stock. The Company acquired office equipment under a financing lease in the amount of $56,050 during 1997.

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

Accounts receivable factoring

Until June 1996, the Company factored certain of its receivables with recourse to a related party shareholder. Factoring expense for 1997 and 1996 was $ -0- and $13,966, respectively.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 91-1 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $1,051,289 and $362,000 of such non-monetary transactions for the years ended December 31, 1997, and 1996, respectively.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 1997 were $1,201,069 with additional costs capitalized totaling $564,166 during 1997. Amortization expense totaled $121,697 in 1997 and $267,327 in 1996.

Goodwill

Goodwill relates to the acquisition of the Company in 1991, and prior to 1993 was amortized over a period of 40 years. In 1993, the estimated useful life was revised with the remaining goodwill amortized over five years. Amortization expense totaled $46,264 and $46,272 for 1997 and 1996, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $26,831 and $29,228 for 1997 and 1996, respectively. The components of property and equipment at December 31, 1997 are as follows:

Computer equipment                                      $126,680
Furniture, fixtures and office equipment                 128,013
Office equipment held under capital lease                 56,050
Leasehold improvements                                     4,255
                                                        ---------
                                                         314,998
Less:  accumulated depreciation                         (149,350)
Less:  accumulated depreciation under capital lease       (1,588)
                                                        ---------
Net property and equipment                              $164,060

Statements of cash flows

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

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

Fair value of financial instruments

The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.

2. Options and warrants to purchase common stock
----------------------------------------------------

During 1996, a shareholder exercised options to purchase 100,000 shares of common stock for cash at $.20 per share. Warrants to purchase common stock at $.50 per share for 286,517 shares were exercised in September 1996.

During the first quarter of 1996, the Company adopted a new non-qualified stock option plan. On March 11, 1996, the Company granted options to employees, officers and directors to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999, or ninety days after termination of employment. As a result of employment termination, options for 28,000 shares expired in 1996 and 70,000 shares expired in 1997. No options have been exercised. Subsequent to December 31, 1997, the Board of Directors granted new options to employees for 195,500 shares of common stock at a price of $.75 per share. Options outstanding at December 31, 1997 totaled 1,203,195.

3. Common and preferred stock
-----------------------------

The following is a summary of common stock transactions during
1997:
                           		   	   	 Number of           Price
                                    Shares Issued      Per Share
                                    -------------      ---------
Stock issued for services              12,750            $.375

4.  Long-term debt
------------------

The Company has a note payable to a shareholder in the amount of $50,000 due June 30, 2000; along with accrued interest at the rate of 10% per annum. Total accrued interest at December 31, 1997 is $8,000. The note is convertible to common stock at $.1346 per share and is collateralized by virtually all of the Company's assets.

December 31, 1997
-----------------
Note payable                         $50,000
Interest payable                       8,000
                                     -------
                                      58,000
Current portion                         -0-
                                     -------
Long-term debt                       $58,000

Aggregate maturities of notes payable are as follows:

December 31,
------------
1998                                    $--
1999                                     --
2000                                  58,000
                                     -------
                                     $58,000

Interest incurred on notes payable for the years ended December
31, 1997 and 1996 totaled $5,000 and $46,420, respectively.

5. Capital lease obligation
---------------------------

The Company acquired office equipment under a capital lease in November 1997. Future minimum lease payments are as follows:

1998                                 $11,870
1999                                  11,870
2000                                  11,870
2001                                  11,870
2002                                  18,291
                                     -------
                                      65,771

Less interest imputed at 9%          (10,989)
                                     --------
                                      54,782
Less current portion                  (8,021)
                                     --------
Long-term capital lease obligation   $46,761

Interest expense incurred under capital lease obligations totaled
$710 during 1997 and $-0- in 1996.

6.  Operating leases
--------------------

The Company rents office space under a lease agreement; dated March 1, 1996 through February 1999; at the base rate of $5,247 a month. On November 6, 1997 the Company subleased additional office space for an initial base rental of $2,581 a month increasing to $3,073 over the term of the lease. The leases expire February 28, 1999. Total office rent expense for the years ended December 31, 1997 and 1996 was $68,426 and $56,241, respectively.

Future rental commitments under lease agreements are as follows:

                                      Office Lease
                                      ------------
1998                                      $96,643
1999                                       16,394
2000                                          --
2001                                          --
2002                                          --
                                         --------
                                         $113,037

7.  Income taxes
----------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                        1997                1996
                                        ------------------------
Statutory federal income tax rate       34.0%               34.0%
Allowance for uncollectible accounts    (3.3%)		              --
Software amortization                   (8.2%)                --
Change in valuation allowance           (182)%              (34)%
Property and equipment depreciation        .4%                --
Other, net                                8.1%                --
                                        ------            -------
Effective income tax rate               (151)%               -0-%

Deferred tax liabilities and assets at December 31, are comprised of the following:

                                        1997        		     1996
Deferred tax liabilities:              ------            -------
Plant and equipment and related
depreciation                           $1,785                $--
                                       ------             -------
Total deferred tax liabilities         $1,785                $--
                                       ------             -------
Deferred tax assets:
Receivables allowance                  $13,122               $--

Net operating loss carryforward      1,474,484         1,825,206
Capitalized software & other
intangible and related
amortization	                           33,333     	       --
Valuation allowance                        --         (1,825,206)
                                     ----------       -----------
Total deferred tax assets            1,520,939                --
                                     ----------       -----------
Net deferred tax asset              $1,519,154               $--

Prior to 1996, the Company had incurred net operating losses since its inception in 1981.

As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $1,200,000 of net operating loss carryforwards during the years ending December 31, 1997 and 1996. Management believes that the Company will be generating net income in future years, and therefore, a deferred tax asset resulting from the net operating loss carryforwards, in the amount of $1,825,206, has been recorded to the Company's financial statement at January 1, 1997. No valuation allowance has been recorded against the deferred tax asset.

The Company has available net operating loss carryforwards of approximately $3,700,000 for regular tax purposes and, $3,800,000 for alternative minimum purposes expiring between the years 2000 and 2011.

8. Royalty agreements
---------------------

Several of the Company's software titles are authored by independent consultants for whom royalty agreements exist. These agreements call for quarterly payments ranging from 1% to 5% of net collected sales on those particular titles. These agreements expire in the years 2000 and 2005. Royalty expense totaled $38,390 and $29,743 in 1997 and 1996, respectively.

9.  Related party transactions
------------------------------

The Company has an outstanding note payable and interest to one shareholder totaling $58,000 at December 31, 1997. Total related party interest expense and factoring costs was $5,000 and $51,657 for the years ended December 31, 1997 and 1996, respectively.

The Company paid consulting fees to a company owned by its President in the amount of $11,551 and $37,663 during 1997 and 1996, respectively. Consulting fees totaling $1,733 and $13,090 were also paid to directors during 1997 and 1996, respectively.

10.  Significant customers and concentration of credit risk
-----------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

In 1997, the Company had one customer that accounted for more than 10% of total revenues; National School Services, $506,009 or 13.8%. No individual customer accounted for more than 10% of sales in 1996.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

11. Commitments and contingencies
---------------------------------

The Company amortizes capitalized software costs over the products' estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software costs are being amortized may have to be accelerated. Software costs are carried in the accompanying balance sheet net of amortization.

The Company has various vendor claims pending on delinquent trade payables. The Company uses the services of a professional firm to work out settlements with these creditors. As a result, these payables may be settled for less than their recorded amounts.

12. Accrued liabilities
-----------------------

Accrued liabilities are comprised of the following at December
31, 1997:

Accrued payroll tax liabilities                $ 137,991
Accrued payroll, consulting and commissions       88,969
Accrued royalties                                 37,049
Accrued audit and shareholder meeting expense     36,750
Accrued profit sharing                            19,059
                                               ---------
                                               $ 319,818

13. Customer deposits
---------------------

Customer deposits at December 31, 1997 are comprised of various customers' credit balances in trade accounts receivable.

14.  Profit sharing plan
------------------------

On July 8, 1997, the Board of Directors adopted a profit sharing program, to begin July 1, whereby 5% of the Company's pretax profits are accrued to a profit sharing pool. The amounts paid to individual employees will be determined based upon performance and upon annual salary. Ten percent of the pool will be paid based upon employee performance and 90% of the pool will be allocated based upon annual salary. The Company's total profit sharing expense for 1997 was $24,077.

15.  Litigation
---------------

In October 1996, the Company became a party to litigation in the United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company entered into a Consent and Undertaking pursuant to which the Court issued a Final Judgement of Permanent Injunction requiring the Company to
(i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation or the assessment of fines against the Company.

During July 1997, the Company filed a trademark infringement action against Jostens Learning Corporation for unauthorized use of the Company's registered A+ trademark. It is the belief of the Company that Jostens' unauthorized use of its registered trademark is damaging to the Company and is causing significant confusion for the Company's customers. The Company has historically and successfully defended its trademark position when it became aware of illegal and unauthorized use.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company, other than the Action, that is considered material to the on-going operations and viability of the Company.

16. Earnings per share
----------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                     1997              1996
                  ----------------------------
Basic	            12,178,567	      10,428,466
Diluted           13,211,071       10,428,466

For the year ended December 31, 1997, net income for the computation of diluted earnings per share is increased by $5,000 of interest expense assumed not paid on $58,000 of debt assumed converted to 430,906 shares of common stock. Employee stock options are also included in the number of diluted common shares using the treasury stock method. For the year ended December 31, 1996, net income and the number of common shares used for the computation of diluted earnings per share is the same as basic earnings per share, since the market value of the stock was less than the exercise price of stock options and the debt conversion rate.

17. Subsequent events
---------------------

On February 20, 1998, the Company borrowed approximately $87,000 from its principal shareholder for short-term working capital.
Management anticipates repaying the advance by April 30, 1998.

On February 26, 1998, the Company acquired the business of Projected Learning Programs, Inc. ("P.L.P.") pursuant to the terms of an Agreement and Plan of Merger, among the Company, "P.L.P.", P.L.P. Holdings, Inc. (a subsidiary of the Company formed to accommodate the merger), and Richard Carle, Jr. and James F.
Cowee (the "Sellers"). The Company paid the Sellers $325,000 for the stock of P.L.P. as follows; 175,000 shares of the Company's $.025 par value common stock, cash of $100,000 and a $50,000 promissory note. The note bears interest at 10% per annum and will be repaid in 24 monthly installments of $2,307 beginning March 26, 1998. The business of P.L.P. is to produce, publish and distribute computer software catalogs to various educational institutions throughout the United States. The operations of P.L.P. will be relocated from California to Oklahoma City in March 1998 and be operated as a subsidiary of the Company. The closing date of the transaction will be effective as of January 1, 1998.

Exhibit 11.1
------------

Statement re: computation of per share earnings

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                   1997            1996
               ---------------------------
Basic          12,178,567       10,428,466
Diluted        13,211,071       10,428,466

For the year ended December 31, 1997, net income for the computation of diluted earnings per share is increased by $5,000 of interest expense assumed not paid on $58,000 of debt assumed converted to 430,906 shares of common stock. Employee stock options are also included in the number of diluted common shares using the treasury stock method. For the year ended December 31, 1996, net income and the number of common shares used for the computation of diluted earnings per share is the same as basic earnings per share, since the market value of the stock was less than the exercise price of stock options and the debt conversion rate.

Exhibit 21
----------

Subsidiaries of The American Education Corporation

Projected Learning Programs, Inc., a Nevada corporation