Form 10KSB/A
period 1997-12-31
AMERICAN EDUCATION CORPORATION
filed 1998-04-17
CIK 705003

FORM 10-KSB/Amendment

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

The American Education Corporation

April 16, 1998                    By: /s/Jeffrey E. Butler,
                                     ----------------------
                                     Chief Executive Officer
                                     Chief Financial Officer
                                     Chairman of the Board
                                     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

/s/Jeffrey E. Butler    Chief Executive Officer    April 16, 1998
                        Chief Financial Officer
                        Chairman of the Board
                        Treasurer

/s/Monty C. McCurry            Director            April 16, 1998


/s/Newton W. Fink              Director            April 16, 1998


/s/Stephen E. Prust            Director            April 16, 1998

THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1997 and 1996

                                         Additional
                     Common Stock          paid in       Retained
                     Shares     Amount     capital        deficit
                     -----------------   -----------     ---------
Balance at
December 31, 1995    8,570,865 $214,272   $4,083,616
$(5,498,520)

Issuance of common
stock for cash at
$.20-$.50 per share    546,517   13,663      229,596           --

Issuance of common
stock upon conversion
of debts at $.20-$.75
per share            2,689,770   67,244      921,213           --

Issuance of common
stock for services
rendered at $.02
per share              363,677    9,092       (1,795)          --

Net Income                                                122,681

Balance at          ----------  -------      ---------  ---------
December 31, 1996   12,170,829  304,271     5,232,630 $(5,375,839)

Issuance of common
stock for services
at $.375 per share      12,750      319         4,463         --

Net Income                                               2,511,552
                    -----------  -------     ----------  ---------
Balance at
December 31, 1997    12,183,579 $304,590    $5,237,093$(2,864,287)

See accompanying notes and accountants' report.

F-4

Exhibit 21
----------

Subsidiaries of The American Education Corporation

Projected Learning Programs, Inc., a Nevada corporation