Form 10QSB
period 1998-03-31
AMERICAN EDUCATION CORPORATION
filed 1998-05-15
CIK 705003

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________

Commission File  #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado                                 84-0838184
(State or other jurisdiction   (IRS Employer Identification
of number)                     incorporation, or organization)

7506 North Broadway Extension, Suite 505,
Oklahoma City, OK  73116
(Address of principal executive offices)

(405) 840-6031
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.		         YES  X   NO__

Number of shares of the registrant's common stock outstanding as
of March 31, 1998:          12,399,079

Transitional Small Business Disclosure Format      YES__   NO X

THE AMERICAN EDUCATION CORPORATION

INDEX

                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                     3
March 31, 1998 and December 31, 1997

Consolidated Statements of Operations                      4
For the Quarter Ended March 31, 1998 and for the Quarter Ended
March 31, 1997

Consolidated Statements of Cash Flows                      5
For the Three Months Ended March 31, 1998 and for the Three
Months Ended March 31, 1997

Notes to Interim Financial Statements                      6

Item 2     Management's Discussion and Analysis of Financial
Conditions and Results of Operations                       8

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                              10

Item 2     Changes in Securities                          10

Item 3     Default on Senior Securities                   11

Item 4     Submission of Matters to Vote of Securities
           Holders                                        11

Item 5     Other Information                              11

Item 6     Exhibits and Reports on Form 8-K               11

SIGNATURE PAGE                                            13

PART I - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                     31-Mar-98         31-Dec-97
                                     Unaudited          Audited
ASSETS

Current assets:
     Cash                           $   207,611      $   283,636
     Accounts receivable, net of
     allowance for uncollectible
     accounts of $26,439 and
     $32,805                            897,776          623,287
     Inventory                           48,382            8,168
     Prepaid expenses and deposits      249,459           32,593
     Deferred income taxes               11,801           13,122
                                      ---------        ---------
     Total current assets             1,415,029          960,806

Property and equipment, at cost         331,510          314,998
     Less accumulated depreciation
     and amortization                  (160,073)        (150,938)
                                       ---------       ---------
          Net property and equipment    171,437          164,060

Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $1,048,802 and $1,000,730       853,764          764,505
     Organizational costs                31,564
     Goodwill, net of accumulated
     amortization of $6,021             234,814
     Deferred income taxes net of
     valuation                        1,361,669        1,506,032
                                      ---------        ---------
Total other assets                    2,481,811        2,270,537

Total Assets                      $   4,068,277    $   3,395,403
                                      ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   216,846      $   132,156
     Accrued liabilities                358,462          319,818
     Accounts payable - Affiliate        86,824           18,000
     Customer Deposits                  138,474          125,739
     Current portion of long term debt   32,442            8,021
     Income taxes payable                16,510            9,512
                                      ---------        ---------
Total current liabilities               849,558          613,246

Long-term debt                           85,494           58,000
Capital lease obligation                 49,466           46,761
                                      ---------        ---------
Total liabilities                       984,518          718,007

Commitments and contingencies               0                0

Stockholders' Equity
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   0                0
     Common Stock, $.025 par value
          Authorized 15,000,000 shares
          - issued and outstanding -
          12,399,079 shares.            309,977          304,590
     Additional paid-in capital       5,426,955        5,237,093
     Retained Earnings / (Deficit)   (2,864,287)      (2,864,287)
     Current Year Earnings              211,114
                                      ---------        ---------
Total stockholders' equity            3,083,759        2,677,396

Total liabilities and stockholders' equity
                                    $ 4,068,277     $  3,395,403
                                      ---------        ---------

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED March 31, 1998 AND 1997
(unaudited)
                                      31-Mar-98       31-Mar-97

Net Sales                           $  1,170,220   $    772,741
Cost of goods sold                       121,454         87,591
                                      ----------      ---------
Gross profit                           1,048,766        685,150

Operating expenses:
     Sales and marketing                 364,530        174,094
     Operations                           64,506
     General and administrative          177,959        280,331
     Amortization of capitalized
     software costs                       47,851         19,870
                                      ----------      ----------
Total operating expenses                 654,846        474,295

Operating earnings                       393,920        210,855

Other income / (expense)
     Interest income                       2,386            524
     Interest expense                     (4,228)        (1,693)
     Other                               (28,280)         3,036
                                       ----------      ----------
Net earnings before taxes                363,798        212,722

     Deferred income taxes               145,684         76,580
     Valuation allowance -
     change at beginning of year                        (76,580)
     Current income taxes                  7,000
                                       ----------      ----------
Net earnings                         $   211,114     $  212,722
                                       ----------      ----------

Earnings Per Share

     Basic                           $     0.017     $    0.017
     Diluted				 $     0.016     $    0.015

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(unaudited)                            31-Mar-98     31-Mar-97

Cash flows from operating activities:
Net income                          $   211,114     $   212,721
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization       63,228          39,232
     Reserve for bad debts               (6,366)         (3,010)
     Stock issued for compensation       20,249

Changes in assets and liabilities:
     Accounts receivable               (183,019)       (279,406)
     Inventories                        (16,233)         (1,716)
     Prepaid expenses and deposits     (206,562)         18,976
     Deferred tax asset                 145,684
     Accounts payable and accrued
     Liabilities                         90,608          20,101
     Accounts payable - Affiliate        68,824
     Income taxes payable                 6,998
     Customers deposits                 (14,905)        (46,736)
                                       ---------       ---------
     Net cash provide by (used in)
     operating activities               179,620         (39,838)

Cash flow from investing activities:
     Acquisiton of net assets of
     Subsidiary                         (70,275)             -
     Capitalized software costs        (137,331)        (92,044)
     Capitalization of organizational
     Costs                              (31,564)             -
     Net property additions             (12,646)         (6,286)
                                       ---------       ---------
     Net cash used in investing
     Activities                        (251,816)        (98,330)

Cash flows from financing activities:
     Payments on notes/lease
     Obligations                         (3,829)             -
                                       ---------        --------
     Net cash provided by
     financing activities                (3,829)		 -

Net increase (decrease) in cash         (76,025)       (138,168)
Cash at beginning of the period         283,636         193,347
                                       ---------        --------
Cash at end of the period            $  207,611       $  55,179
                                       ---------        --------

Supplemental Cash Flow Disclosures:
     Interest paid                   $	  -         $      -

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997

Nature of Business and Summary of Significant Accounting Policies

1. Nature of Business

The American Education Corporation (the Company) and its subsidiary's business is the development of educational computer software, and its distribution to school districts nationally.

2. Basis of Presentation

The summary of significant accounting policies of The American
Education Corporation is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company's consolidated financial statements include the results from its wholly owned subsidiary, Projected Learning
Programs, Inc. All material intercompany transactions have been eliminated.

The interim financial statements at March 31, 1998, and for the three month periods ended March 31, 1998, and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying unaudited interim financial statements for the three-month period ended March 31, 1998 are not necessarily indicative of the results that can be expected for the entire year.

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

3. Revenue Recognition

The Company recognizes revenue in accordance with the American
Institute of Certified Public Accountant's Statement of Position
91-1 on software revenue recognition.

4. Capitalized Software Costs

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

5. Goodwill

Goodwill relates to the acquisition by the Company in 1998 of Projected Learning Programs, Inc. and is amortized over a period of 10 years.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

7. Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.

8. Statements of Cash Flows

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

9. Income Taxes

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

10. Computation of Income Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) as required, effective November 1, 1997. SFAS 128 requires presentation of basic and diluted earnings per share, including a restatement of all prior periods presented. Basic earnings per share is calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options, warrants, and convertible securities.

The weighted average number of basic and diluted common shares outstanding is as follows:

                      March 31, 1998               March 31, 1997
Basic                   12,206,985                   12,170,828
Diluted                 13,361,931                   13,833,730

11. Stockholders' Equity

On March 11, 1996 the Company granted options to employees, officers, and directors, to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999. Additional options were issued on January 23, 1998 to 24 employees in the amount of 230,500 options. These options expire on January 23, 2001 or, like the previously issued options, ninety days after termination of employment. No options have been exercised and 103,000 options have expired due to termination of employment.

During the first quarter of 1998, the Board of Directors approved the issuance of a total of 40,500 shares of common stock as an annual bonus for contributions made to the Company in 1997.
The recipients of 10,000 shares each as a bonus award are:
Jeffrey E. Butler, President; Thomas Shively, Executive Vice President; and Jeffrey E. Butler, Jr., Vice President of Marketing. In addition, Patrick Timmons, Director of Programming was awarded 7,500 shares and each of the outside directors Newton Fink, Monty McCurry and Stephen Prust were each awarded 1,000 shares of common stock.

12. Commitments and Contingencies

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

This report contains forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "plans", "intends", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company views accounts receivable, inventory, and cash as its principal measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company has, in the past, entered into various convertible loan agreements beginning in January 1991, with private investors. Several of these loans were convertible into common stock of the Company at conversion prices ranging from $.1346 to $.50 per common share. These loans were converted into common stock of the Company in June of 1996. At December 31, 1997 and March 31, 1998, $50,000 of convertible notes, with a conversion price per share of $.1346, remain outstanding.

The Company's working capital was $565,470 at March 31, 1998, an improvement of $217,910 from $347,560 at December 31, 1997. This significant improvement is associated with higher levels of sales, collection of sales proceeds, and retirement of short-term debt during the period.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Revenues

Net software revenues for the three months ended March 31, 1998, totaled $1,170,220 compared to net software revenues of $772,741 for the same period in 1997. This represents an increase of approximately 51% in 1998. The Company now has approximately 3,400 registered school users of its products.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 1998, increased by approximately 39%, from $87,591 in 1997 to $121,454 in 1998, even though sales increased by 51%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively effects the cost of packaging, handling and freight associated with products that are marketed primarily into the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Actual component costs as well as the direct labor costs associated with the assembly of software products is now very low. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, overall gross profit margins are expected to increase, as total allocable overhead costs remain relatively fixed.

These improvements in overall gross margins were achieved with the consolidation in the first quarter of 1998 of the results of operations of Projected Learning Programs, Inc. Projected Learning Programs, Inc. is a catalog reseller of specialty educational products and normally earns gross margins of approximately 45%. During the first quarter Projected Learning Programs, Inc. produced sales revenue of $89,754, gross profits of $39,934 which was 44% of sales, and net income of $7,370, which was 8% of sales. Projected Learning Systems, Inc. was acquired by the Company during the quarter ended March 31, 1998 with the effective date of this acquisition of January 1, 1998.

Total operating expenses recorded for the three months ended March 31, 1998, were $654,846, compared to $474,295 for the previous year. This represents an increase of approximately 38%. Selling and marketing costs increased by approximately 109%, from $174,095 for the three months ended March 31, 1997 to $364,530 for the current period. The increase in 1998 is related to expanded sales and marketing efforts and higher commission costs related to the higher sales levels achieved. General & administrative expenses decreased by approximately 37% during 1998, from $280,331 to $177,959. In the first quarter of 1998, for reporting purposes, the Company altered its form of presentation of its Statements of Operations to highlight and report separately General & Administrative and Operations expenses to provide additional detail for its shareholders. The combined total of General & Administrative and Operations categories for the first quarter of 1998 was $242,465 which represents a decline of 13% from the single line item General & Administrative expense level for the comparable 1997 quarter. This decrease is a function of management's control of costs and expense levels during the period.

Operating earnings for the quarter ended March 31, 1998 were $393,920 versus $210,855 for the comparable 1997 quarter representing an increase of $183,065 or 87%. Charges to Other Income during the quarter were primarily for interest and the accrual of authorized amounts for the employee bonus and incentive pool and totaled $30,122 resulting in pre-tax net income of $363,799.

The Company's pre-tax net income for the period ending March 31, 1998 was $363,799, which was 71% higher than the pre-tax income of $212,722 reported by the Company for the same period of 1997.

Net after-tax earnings for the three months ended March 31, 1998 decreased by approximately 1% as compared to the prior year as a result of a change in the Company's tax status. This decline from $212,722 in 1997 to $211,114 in 1998 reflects the fact that the Company's earnings are now presented as being subject to state and federal tax treatment.

Diluted earnings per share for the period ended March 31, 1998 were $0.016 versus $0.015 for the same 1997 period, on the basis of the weighted average of 13,361,931 shares outstanding. At December 31, 1997 the Company had 13,211,071 shares outstanding on a diluted basis. The change in shares outstanding are a primarily a result of shares issued for services and employee options for which the initial qualifying 6 month period had lapsed.

Prior to 1996, the Company had incurred net operating losses since its inception in 1981. As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $1,200,000 of net operating loss carryforwards during the years ending December 31, 1997 and 1996 as a result of improvements in operations. Management believes that the Company will be generating net income in future years, and therefore, a deferred tax asset resulting from the net operating loss carryforwards, in the amount of $1,373,470, has been recorded to the Company's financial statements. No valuation allowance has been recorded against the deferred tax asset.

Company management believes that significant future opportunities exist in both the school and home markets for the Company's products. The Company is now equipped with Macintosh and Windows program shells that facilitate the rapid and inexpensive development of new subject titles. Management also believes that the Company is better positioned to compete in the educational software market as a result of its software development tools and capabilities and growing marketing strengths within the school and home markets. In 1997, the Company initiated planning for products and methods for electronic distribution through the Internet. This area which is now emerging as a major market channel, is under study and the Company is investigating sources for intellectual property and potential partnerships with other publishers on which it may base future Internet commerce. Management believes that the Company can make significant progress within its existing product development and marketing budgets to position the Company to identify and plan products for the continued profitable expansion of the business.

THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court will issue a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of March 31, 1998 the Company was current with all filings with the SEC through the end of the fiscal year December 31, 1997.

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

Item 2.     Changes in Securities

On January 23, 1998 the Company granted to several of its employees options to purchase an aggregate of 230,500 shares of the Common Stock at prices ranging from $0.50 to $0.75 per share. Such options were issued in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On January 23, 1998 the Company issued the following number of shares of Common Stock as bonus compensation to the following individuals:

Jeffrey E. Butler              10,000
Thomas A. Shively              10,000
Jeffrey E. Butler, Jr.         10,000
Patrick A. Timmons              7,500
Newton Fink                     1,000
Monty McCurry                   1,000
Stephen Prust                   1,000

Such shares of stock were issued in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On February 26, 1998 the Company acquired Projected Learning Programs, Inc. in exchange for cash, a promissory note, and 175,000 shares of Common Stock, which were issued to Richard F. Carle, Laura Carle, and James F. Cowee in an unregistered transaction. Such shares were issued in private a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

The Company will hold its annual meeting of shareholders at 10:00 AM on May 29, 1998 at the Waterford Hotel, 6300 Waterford Blvd., Oklahoma City, OK 73118. Matters upon which the shareholders will be asked to vote are: (i) Re-election of the current directors, (ii) the expansion of the Company's authorized number of common shares from 15,000,000 to 30,000,000 shares, (iii) ratification of Steakley, Gilbert and Bozalis, P.C., as the Company's auditors, and (iv) the approval of a Directors' Stock Option Plan and the Company's Stock Option Plan for employees.

Item 5.     Other Information

On February 26, 1998, the Company acquired the business of Projected Learning Programs, Inc. ("P.L.P.") pursuant to the terms of an Agreement and Plan of Merger, among the Company, P.L.P., PLP Holdings, Inc. (a subsidiary of the Company formed to accommodate the merger), and Richard Carle, Jr. and James F. Cowee (the "Sellers"). The Company paid the Sellers for the stock of P.L.P. as follows; 175,000 shares of the Company's $.025 par value common stock, cash of $100,000 and a $50,000 promissory note. The note bears interest at 10% per annum and is payable in 24 monthly installments of $2,307 beginning March 26, 1998. The business of P.L.P. is to produce, publish and distribute computer software catalogs to various educational institutions throughout the United States. The operations of P.L.P. were relocated from California to Oklahoma City in March 1998 and will be operated as a subsidiary of the Company. The closing date of the transaction will be effective as of January 1, 1998.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed as a part of this report:

Exhibit No.                    Description

Exhibit 3.1*                   Articles of Incorporation of The
                               American Education Corporation

Exhibit 3.2*                   Bylaws of The American Education
                               Corporation

Exhibit 4*                     Form of Certificate evidencing
                               ownership of common stock of
                               The American Education Corporation

Exhibit 10.1**                 The Directors' Stock Option Plan

Exhibit 10.2**                 The Stock Option Plan for
                               Employees

Exhibit 27.1***                Financial Data Schedule (filed
                               only electronically with the SEC)

*       Previously filed with the Securities and Exchange
Commission as an exhibit to the Company's registration statement on form S-18 (File no. 2-78660-D)

**     Incorporated by reference as Exhibits B and C to that
Definitive Proxy Statement filed on April 24, 1998.

***    Filed herewith

B.     Reports on Form 8-K

On March 12, 1998 the Company filed Form 8-K describing the
Company's acquisition of Projected Learning Programs, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The American Education Corporation


May 15, 1998                By: \s\Jeffrey E. Butler,
                                Chief Executive Officer
                                Chairman of the Board
                                Chief Financial Officer
                                Treasurer