Form 10QSB
period 1998-06-30
AMERICAN EDUCATION CORPORATION
filed 1998-08-07
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the Quarterly Period Ended June 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation, or organization)

84-0838184
IRS Employer Identification number)

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


YES  [X]   NO [ ]


Number of shares of the registrant's common stock outstanding as
of June 30, 1998:          12,399,079

Transitional Small Business Disclosure Format

YES [ ]    NO  [X]


THE AMERICAN EDUCATION CORPORATION

                          INDEX                       Page No.

PART I - FINANCIAL INFORMATION

Item 1	     Balance Sheets                                    3
            June 30, 1998 and December 31, 1997

            Statements of Operations
            For the Quarter Ended June 30, 1998               4
            and for the Quarter Ended June 30, 1997

            For the Six Months Ended June 30, 1998            5
            and for the Six Months Ended June 30, 1997

            Statements of Cash Flows                          6
            For the Six Months Ended June 30, 1998
            and for the Six Months Ended June 30, 1997

            Notes to Interim Financial Statements             7


Item 2      Management's Discussion and Analysis of	          9
            Financial Conditions and Results of Operations


PART II - OTHER INFORMATION                                  13

SIGNATURE PAGE                                               14


Part 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS                                          30-Jun-98        31-Dec-97
                                                ---------        ---------

Current assets:
Cash                                           $  220,518       $  283,636
Accounts receivable, net of allowance
 for uncollectible accounts of $94,342
 and $32,805                                    1,701,720          623,287
Inventories                                        55,652            8,168
Prepaid expenses and deposits                     171,346           32,593
Deferred income taxes                              15,748           13,122
                                               ----------       ----------
 Total current assets                           2,164,984          960,806

Property and equipment, at cost                   344,430          314,998
Less accumulated depreciation and amortization   (170,267)        (150,938)
                                               -----------      -----------
 Net property and equipment                       174,163          164,060

Other assets:
 Capitalized software costs, net of
 accumulated amortization of $1,105,365
 and $1,000,730                                   967,725          764,505
Organizational costs                               35,728
Goodwill, net of accumulated amortization
 of $258,842 and $246,800                         228,793                0
Deferred income taxes                           1,124,177        1,506,032
                                               ----------       ----------
Total other assets                               2,356,423       2,270,537
                                               -----------     -----------
Total Assets                                   $ 4,695,570     $ 3,395,403
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable trade                        $   297,571      $   132,156
Accrued liabilities                               357,847          319,818
Accounts Payable - Affiliate                       86,824           18,000
Customer Deposits                                 105,951          125,739
Current portion of capital lease obligation        29,394            8,021
Income taxes payable                                7,600            9,512
                                               -----------      -----------
Total current liabilities                         885,187          613,246

Long-term debt                                     86,744           58,000
Capital lease obligation                           62,039           46,761
                                               -----------     -----------
Total liabilities                               1,033,970          718,007

Commitments and contingencies

Stockholders' Equity
Preferred Stock, $.001 par value;
 Authorized-50,000,000 shares-issued and
 outstanding-none                                       0                0
Common stock, $.025 par value
 Authorized 30,000,000 shares-issued and
 outstanding-12,399,079 shares                    309,977          304,590
Additional paid-in capital                      5,426,955        5,237,093
Retained Earnings/(Deficit)                    (2,864,287)      (2,864,287)
Current Year Earnings                             788,955                0
                                              -----------      -----------
 Total stockholders' equity                     3,661,600        2,677,396
                                              -----------      -----------
Total liabilities and stockholders' equity    $ 4,695,570      $ 3,395,403
                                              ===========      ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF OPERATIONS
QUARTERS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                30-Jun-98          30-Jun-97
                                                ---------          ---------

Net Sales                                     $  1,938,336      $   1,237,332
Cost of goods sold                                 214,311            139,821
                                              ------------      -------------
Gross profit                                     1,724,025          1,097,511

Operating expenses:
 Sales and marketing                               387,072            174,038
 Operations                                         90,348                  0
 General and administrative                        335,194            396,745
 Amortization of capitalized software costs         40,449             20,864
                                              ------------       ------------
Total operating expenses                           853,063            591,647
                                              ------------       ------------
Operating earnings (loss)                          870,962            505,864

Other income/(expense)
 Interest and Dividend Income                        1,940                 64
 Miscellaneous income                                3,667              3,375
 Interest Expense                                   (2,802)            (1,250)
 Other                                             (55,830)                 0
                                              -------------       ------------
Net earnings (loss) before taxes                   817,937            508,053

 Current income taxes                                1,260                  0
 Deferred income taxes                             238,836            182,899
 Valuation allowance - change at
 beginning of year                                       0           (182,899)
                                              -------------       ------------
Net earnings (loss)                           $    577,841        $   508,053
                                              =============       ============

Basic                                           12,262,560         12,083,359

Earnings (loss) per share                     $      0.047        $     0.042

Diluted                                         13,447,887         14,086,576

Earnings (loss) per share                      $     0.043        $     0.036


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                 30-Jun-98          30-Jun-97
                                                 ---------          ---------

Net Sales                                      $  3,108,556       $  2,010,073
Cost of goods sold                                  335,764            227,412
                                               ------------       ------------
Gross profit                                      2,772,792          1,782,661

Operating expenses:
 Sales and marketing                                751,603            348,133
 Operations                                         166,627                  0
 General administrative                             513,153            677,075
 Amortization of capitalized software costs          76,527             40,734
                                               ------------        -----------
Total operating expenses                          1,507,910          1,065,942
                                               ------------        -----------
Operating earnings (loss)                         1,264,882            716,719

Other income/(expense)
 Interest and Dividend Income                         4,326                589
 Miscellaneous income                                 3,746              6,412
 Interest Expense                                    (7,030)            (2,943)
 Incentive Expense                                  (84,189)                 -
                                               -------------       ------------
Net earnings (loss) before taxes                  1,181,735            720,774

 Current income taxes                                 8,260                  0
 Deferred income taxes                              384,520            259,479
 Valuation allowance - change at
 beginning of year                                        0           (259,479)
                                               -------------       ------------
Net earnings (loss)                            $    788,955        $   720,774
                                               ============        ============

Basic                                            12,262,560         12,083,359

Earnings (loss) per share                      $     0.064         $     0.060

Diluted                                         13,447,887          14,086,576

Earnings (loss) per share                      $     0.059        $      0.051


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                30-Jun-98          30-Jun-97
                                                ---------          ---------
Cash flows from operating activities:
Net earnings (loss)                            $   788,955        $   720,774
 Adjustments to reconcile net earnings/(loss)
 to net cash provided by (used in) operating
 activities:
 Depreciation and amortization                     136,006             77,806
 Reserve for bad debts                              46,736              5,254
 Stock issued for compensation                      20,250                  0

Changes in assets and liabilities:
 Accounts receivable                            (1,041,815)          (689,698)
 Inventories                                       (23,502)             1,452
 Prepaid expenses and other                       (126,700)            18,456
 Deferred tax asset                                379,229                  0
 Accounts payable and accrued liabilities          170,058             48,104
 Accounts payable - Affiliate                       68,824                  0
 Customer Deposits                                 (47,429)           (75,302)
                                               ------------       -------------
 Net cash provided by operating activities         370,612            106,846

Cash flow from investing activities:
 Acquisition of net assets of subsidiary           (70,275)                 0
 Current portion of notes and leases                15,540                  0
 Capitalization of organizational costs
 and goodwill                                      (35,728)                 0
 Purchase or capitalized software costs           (307,856)          (165,598)
 Purchase of property and equipment                (29,433)           (12,778)
                                               ------------       ------------
 Net cash used in investing activities            (427,752)          (178,376)

Cash flows from financing activities:
 Proceeds received from issuance of debt              (250)                 0
 Principal payment on debt                          (5,773)                 0
                                                -----------       ------------
 Net cash provided by financing activities          (5,978)                 0

Net increase (decrease) in cash                    (63,118)           (71,530)

Cash at beginning of the period                    283,636            193,347
                                               ------------       -----------
Cash at end of the period                      $   220,518        $   121,817
                                               ============       ===========

Supplemental Cash Flow Disclosures:
 Interest paid                                 $         -         $        -


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION

Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1. Nature of Business:

The American Education Corporation (the Company) and its subsidiary's business is the development of educational computer software, and its distribution to school districts nationally.

2. Basis of Presentation:

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

The interim consolidated financial statements at June 30, 1998, and for the three and six month periods ended June 30, 1998, and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 1998, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Revenue Recognition:

The Company recognizes revenue in accordance with the American
Institute of Certified Public Accountant's Statement of Position
91-1 on software revenue recognition.

4.  Capitalized Software Costs:

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

5. Goodwill:

Goodwill relates to the acquisition by the Company in 1998 of Projected Learning Programs, Inc. and is amortized over a period of 10 years.

6. Inventories:

Inventories are stated at the lower of cost (first-in, first-out), or market.

7.  Property and Equipment:

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.

8.  Statements of Cash Flows:

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks, or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

9.  Income Taxes:

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

10. Computation of Income Per Share:

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) as required, effective November 1, 1997. SFAS 128 requires presentation of basic and diluted earnings per share, including a restatement of all prior periods presented. Basic earnings per share is calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options, warrants and convertible securities.

The weighted average number of basic and diluted common shares outstanding is as follows:

                      June 30, 1998            June 30, 1997
                      -------------            -------------
	    Basic         12,262,560               12,083,359
          Diluted       13,447,887               14,086,576

11.	Shareholder's Equity:

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

During the second quarter of 1998 58,000 additional stock options were issued to ten new employees. These options will be ratified by the Board of Directors to be included under the employee plan approved at the Annual Meeting of Shareholders held May 29, 1998.

2.  COMMITMENTS AND CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views accounts receivable, inventory, and cash as its principal measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company has, in the past, entered into various convertible loan agreements beginning in January 1991, with private investors. Several of these loans were convertible into common stock of the Company at conversion prices ranging from $0.1346 to $0.50 per common share. These loans were converted into common stock of the Company in June of 1996. At December 31, 1997 and June 30, 1998, $50,000 of
convertible notes, with a conversion price per share of $.1346, remain outstanding.

The Company's working capital was $1,279,797 at June 30, 1998, an improvement of $932,237 from $347,560 at December 31, 1997. This significant improvement is associated with higher levels of sales, collection of sales proceeds, and retirement of short-term debt during the period.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

During the second quarter the Company closed a revolving line of credit facility establishing a $500,000 line of credit with the UMB Oklahoma Bank. The interest rate on borrowed funds is the national prime rate. The line of credit is based on the Company's accounts receivable and at June 30, 1998 the balance outstanding under the line was zero, with available credit under the line being $500,000.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1997

Net software revenues for the three months ended June 30, 1998, totaled $1,938,336 compared to net software revenues of $1,237,332 for the same period in 1997. This represents an increase of approximately 57% over the 1997 quarter. The increase in revenues for the second quarter of 1998 over the comparable quarter in 1997 is attributable to the availability and customer acceptance of additional secondary grade level titles released in the latter part of fiscal 1997 and the first quarter of 1998 and expanded channels of distribution. The Company now has effective, trained distribution in 48 states that contributed to quarterly sales performance.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 1998, remained the same (11%) as in the three-month period ending June 1997 even though the 1998 statement of operations includes the lower gross margin software sold by Projected Learning Programs. This disproportionately low increase in direct production costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. Consolidated company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales become a higher percentage of total corporate revenues.

Total operating expenses; which include selling & marketing, general & administrative, operations, and amortization of product development costs, were $853,063 for the three months ended June 30, 1998, compared to $591,647 for the previous year. This represents an increase of approximately 44% but represents 44% of sales compared to 48% of sales for the comparable 1997 period. Operating expenses for the quarter were impacted by costs associated with development of a new version of the Company's software technology and the expenses associated with the ongoing curriculum development costs relating to the release of new elementary and middle school science titles achieved during the quarter. During the quarter, the Company released A+Net TM, a new Internet curriculum management tool that is fully authorable by educators.

Selling and marketing costs increased by approximately 122%, from $174,038 for the three months ended June 30, 1997, to $387,072 for the current period. The increase in 1998 is related to expanded sales, marketing, distributor training and the commission costs related to the higher sales levels.

General & administrative and operations expenses increased by approximately 7% during the 1998 quarter, from $396,745 to $425,542. This increase is primarily attributable to expenses related to the previously mentioned product development costs associated with the final development efforts associated with ongoing programming and curriculum development efforts to maintain and improve the Company's competitive position.

Net income for the three months ended June 30, 1998, improved by approximately 14% as compared to the prior year. This improvement from net income of $508,053 in 1997 to net income of $577,841 in 1998, reflects the higher revenue levels providing coverage of essential fixed operating costs, higher revenues per employee, as well as the improving gross margins related to previously described manufacturing efficiencies. Pre tax income for the 1998 period improved 61% from $508,053 in 1997 to $817,937 in 1998.

Average earnings per diluted share were $0.043 for the quarter ending June 30, 1998 compared to $0.036 for the same period in 1997. The average number of diluted shares outstanding decreased from 14,086,576 to 13,447,887 during the same period as a result of expiration of previously issued stock options to former employees separated from the Company.

Shareholders' equity as a percent of total assets remained consistent with the December 31, 1997 level at 78%. The Company's current ratio has improved from 1.57 at December 31, 1997 to
2.45 at June 30, 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Net software revenues for the six months ended June 30, 1998, totaled $3,108,556 compared to net software revenues of $2,010,073 for the comparable 1997 period. This represents an increase of approximately 55% for the 1998 six-month period.
This significant increase in the 1998 total company revenues highlights the increasing acceptance of the Company's products by schools as the Company is now installed in over 4400 U.S. and Puerto Rican schools. Significantly, the Company penetrated new areas of the country with its expanded distribution force, but also enjoyed a strong re-order trend from existing customers. Several districts expanded the scope of curriculum published by the company, or ordered additional software for deployment in other schools within their districts.

Cost of goods sold for the six months ended June 30, 1998, increased by approximately 48%, even though sales increased by 55%. This disproportionately low increase in direct costs reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also reduces the cost of packaging, handling, and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, consolidated company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales become a higher percentage of total corporate revenues.

Total operating expenses; which include selling & marketing, general & administrative, operations, and amortization of product development costs were $1,507,910for the six months ended June 30, 1998, compared to $1,065,942 for the previous year. This represents an increase of approximately 41%. During the six-month period, revenue per employee increased from $136,000 to $153,000 (12%) demonstrating greater operating efficiencies. In prior periods, the Company had to maintain a fixed support staff of technical and business professionals to provide for critical expansion functions as both an investment in its ability to service a rapidly growing customer base and its public company status. Management believes that the operating expense category has now stabilized in its cost structure relationship to revenues and that higher revenue and business activities can be attained with modest incremental additions to operating costs. Accordingly, it is believed that with stringent control and planning, management has a high leverage category of expenditures to concentrate on to secure continuing efficiencies from the business in future periods. Total operating expenses for the six-month period were also impacted by the ongoing development costs associated with the planned expansion and updating of the curriculum of the product line and continued investment into the Company software technology.

Selling and marketing costs increased by approximately 116%, from $348,133 for the six months ended June 30, 1997 to $751,603 for the comparable 1998 period. The increase for this category of expense in the 1998 six-month period is attributable to expanded sales, marketing, distributor training and commission costs related to the higher sales levels and the release of 14 new titles.

General & administrative and operations expenses increased by approximately 0.4% during the 1998 six month period from $677,075 to $679,780. As a percentage of sales, general and administrative expenses (including "operations" in 1998) fell from 34% to 22%. This dollar increase is primarily related to higher expenses associated with the final development efforts associated with new title and curriculum content released during the period. During the period, the Company released eight new, updated titles; replacing its award winning elementary and middle school science family originally comprised of four titles that were released in 1994. 10 new titles under its existing license with Humanities Software, Inc. were also released to expand the content offering and grade level range of this well received product family. Additional content development update work was initiated on the language arts and social studies product to bring these significant elements of the Company's product lines to a current level of conformity with recent national and state standards for release in future periods. The Company plans to continue this investment into an aggressive new content title development schedule as well as its software programming technology. These investments should position the Company to maintain its growth and penetration of existing and new markets.

Net after tax earnings for the six months ended June 30, 1998, improved by approximately 9% as compared to the prior 1997 period. This improvement from net income of $720,774 in 1997 to net income of $788,955 in 1998, reflects the higher revenue levels providing for greater efficiency in the coverage of essential fixed operating costs, as well as the improving gross margins related to previously described manufacturing efficiencies. Pre tax net income improved 64% from $720,774 to $1,181,735 in the six-month period ending June 30, 1998 compared to the comparable 1997 period. Net cash provided by operating activities increase from $106,846 in the 1997 period to $370,612 in the comparable 1998 period. This 247% increase reflects the Company's ability to generate additional profits without commensurate increases in overhead.

Average diluted earnings per share were $0.059 for the six months ending June 30, 1998 compared to $0.051 for the same period in 1997 which is an increase of 15%. The average number of diluted shares outstanding decreased from 14,086,576 to 13,447,887 during the same period. This decrease is primarily attributable to a retirement of previously issued stock options to employees now separated from the Company.

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

Company management believes that significant, future opportunities exist in both the school and home markets for its products. The Company is now equipped with Macintosh and Windows program shells that facilitate the rapid and less expensive development of new subject titles. Management also believes that the Company is well positioned to compete in the educational software market as a result of its ongoing investment in software development tools, experienced and stable professional staff, growing distribution coverage of key markets and a rapidly expanding installed base within the school market. Management believes that the Company can make significant progress within its existing product development and marketing budgets to allow the Company to maintain the continued, profitable expansion of the business.

The Company is investigating sources of intellectual property and potential partnerships with other publishers with whom it may base future publications, Internet commercial activities, or marketing alliances. Some of these investigations may lead to discussions on possible Company acquisition opportunities and, increasingly, management views these potential acquisitions of other entities as a possible avenue for accelerating the growth of the Company.

THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court has issued a Final Judgment of Permanent Injunction requiring the Company to (i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of June 30, 1998 the Company was current with all filings with the SEC through the end of the fiscal year December 31, 1997 and the quarter ending March 30, 1998.

The Company filed a complaint on July 8, 1997 in the United States District Court for the Western District of Oklahoma against Jostens Learning Corporation ("Jostens"). The complaint alleges, among other things, that Jostens has improperly adopted and used the mark "A+dvantage" in connection with its educational computer programs. The complaint alleges, among other things, that Jostens' confusingly similar mark has caused damage to the Company. The complaint requests, among other things, monetary damages, and injunctive relief. On June 24, 1998 the Company and Jostens reached a verbal and the Court accepted a mediated settlement without proceeding to trial, in a resolution favorable to the Company. Terms of this agreement will be disclosed upon execution of a formal, written settlement agreement.


Item 2.     Changes in Securities

None

Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

On May 29, 1998 the Company held its annual meeting of shareholders. There were five proposals submitted to the shareholders for approval; one of which was the election of directors. The following four nominees, who were all of the current directors of the Company, were re-elected to serve on the Board of Directors until their successors are duly elected and qualified: Jeffrey E. Butler; Monty C. McCurry; Newton Fink; and Stephen E. Prust.

The following is a tabulation with respect to the votes for each nominee for office:

                                 FOR          WITHHELD
                              ----------      --------
Jeffrey E. Butler             10,540,836        1,944

Monty C. McCurry              10,541,176        1,604

Newton Fink                   10,540,920        1,860

Stephen E. Prust              10,540,920        1,860

The second proposal submitted to the shareholders at the annual meeting held on May 29, 1998 was a proposal to amend the Company's Articles of Incorporation to increase the Company's authorized common stock from 15,000,000 shares to 30,000,000 shares. The proposal was approved by the following vote:

FOR              AGAINST           ABSTAIN
----------       -------           -------
10,487,603        43,029            12,148

The third proposal submitted to the shareholders at the annual meeting held on May 29, 1998 was a proposal to ratify the selection of Steakley, Gilbert & Bozalis, P.C. as the independent accountants for the Company for the fiscal year ending December 31, 1998. The selection of Steakley, Gilbert & Bozalis, P.C. was ratified by the following vote:

FOR              AGAINST           ABSTAIN
----------       -------           -------
10,525,738         6,188            10,854

The fourth proposal submitted to the shareholders at the annual meeting held on May 29, 1998 was a proposal to approve the Company's Director's Stock Option Plan. The Director's Stock
Option Plan was approved by the following vote:

FOR              AGAINST            ABSTAIN          NOT VOTED
----------       -------            -------          ---------
10,004,464        20,020             16,374            501,922

The fifth proposal submitted to the shareholders at the annual meeting held on May 29, 1998 was a proposal to approve the Company's Stock Option Plan for Employees. The Stock Option Plan for Employees was approved by the following vote:

FOR              AGAINST            ABSTAIN           NOT VOTED
----------       -------            -------           ---------
10,013,816        14,600             12,442             501,922


Item 5.     Other Information

Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed as a part of this report:

Exhibit No.			Description

Exhibit 3.1*            Amended and Restated Articles of
                        Incorporation of The American
                        Education Corporation

Exhibit 3.2**           Bylaws of The American Education
                        Corporation

Exhibit 4***            Form of Stock Certificate

Exhibit 10.1****        Promissory Note of The American Education
                        Corporation to Rich Carle

Exhibit 10.2*****       Directors' Stock Option Plan

Exhibit 10.3******      Stock Option Plan for Employees

Exhibit 10.4****        Loan Agreement between The American
                        Education Corporation and
                        UMB Oklahoma Bank

Exhibit 10.5****        Promissory Note between The American
                        Education Corporation and
                        UMB Oklahoma Bank

Exhibit 27.1*****	      Financial Data Schedule (filed only
                        electronically with the SEC)


* Incorporated by reference to the same numbered exhibit in the Current Report on Form 8-K filed by the Company on June 25, 1998.

** Incorporated by reference to the registration statement on Form S-18 (File no. 2-78660-D) of the Company

***Previously filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on form S-
18 (File no. 2-78660-D).

**** Filed herewith.

***** Incorporated by reference to Exhibit B to the Definitive
Proxy Statement filed on April 24, 1998.

****** Incorporated by reference to Exhibit C to the Definitive
Proxy Statement filed on April 24, 1998.

B. Reports on Form 8-K

On June 25, 1998 the Company filed a Current Report on Form 8-K regarding the shareholders' approval of an amendment to the Company's Articles of Incorporation. Attached, as Exhibit 3.1 to such Form 8-K was a copy of the Amended and Re-stated Articles of Incorporation of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

August 6, 1998

By: /s/Jeffrey E. Butler,
       Chief Executive Officer
       Chairman of the Board
       Chief Financial Officer
       Treasurer


Exhibit 10.1
Promissory Note of The American Education Corporation to
Rich Carle

THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS NOTE IS SUBJECT TO CERTAIN RECOUPMENT PROVISIONS SET FORTH IN AN AGREEMENT AND
PLAN OF MERGER DATED AS OF FEBRUARY 26, 1998 (THE "PURCHASE AGREEMENT") BETWEEN THE MAKER OF THIS NOTE AND THE PERSON TO WHOM THIS NOTE ORIGINALLY WAS ISSUED. THIS NOTE WAS ORIGINALLY ISSUED ON FEBRUARY 26, 1998, AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THE TRANSFER OF THIS NOTE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN THE PURCHASE AGREEMENT. THE ISSUER OF THIS NOTE WILL FURNISH A COPY OF THESE PROVISIONS TO THE HOLDER HEREOF WITHOUT CHARGE UPON WRITTEN REQUEST.

PROMISSORY NOTE

$50,000.00
Dated: February 26, 1998

FOR VALUE RECEIVED, The American Education Corporation, a
Colorado corporation (the "Maker"), promises to pay to Rich Carle
(the "Payee") the principal sum of Fifty Thousand Dollars
($50,000.00), as set forth herein.

This Note shall be payable in twenty-four (24) equal monthly installments of principal and interest in the amount of $2,307.24 commencing April 5, 1998, and continuing on the 5th day of each month thereafter through and including March 5, 2000. Payments of principal and interest are to be made in lawful money of the United States of America. All payments hereunder shall be applied first to interest and then to principal. Payments shall be made within ten (10) business days of the date specified above.

Subject to Maker's right of set-off, Maker's failure to pay when due any principal of or interest on this Note or any other amounts payable by Maker hereunder shall constitute an Event of Default under this Note, unless Maker has received approval from Payee to make a late payment.

Payee may pursue any rights or remedies as the holder of this
Note independently or concurrently. All rights, remedies or powers conferred upon Payee shall, to the extent not prohibited by law, be deemed cumulative and not exclusive of any others thereof, or of any other rights, remedies, or powers available to Payee. No delay or omission of Payee to exercise any right, remedy or power shall impair the same or be construed to be a waiver of any Event of Default or an acquiescence thereto. No waiver of any Event of Default shall extend to or affect any subsequent Event of Default or impair any rights, remedies or powers available to Payee. No single or partial exercise of any right, remedy or power shall preclude other or future exercise thereof by Payee.

Maker may prepay the unpaid balance of this Note in whole or in part without penalty at any time and from time to time.

In any action brought by a party hereto to enforce the obligation of any other party hereto, the prevailing party shall be entitled to collect from the other party to such action such party's reasonable attorneys fees, court costs and other expenses incidental to such litigation.

This Note shall be construed, enforced and governed in accordance with the laws of the State of California.

Without limiting any rights of Maker at law or equity, Maker shall have the right to reduce any amounts due by Maker to Payee under this Note by the amount owed, at any time and from time to time, by Payee to Maker under that certain Agreement and Plan of Merger, dated as of February 26,1998. ALL SUBSEQUENT HOLDERS OF THIS NOTE SHALL TAKE THIS NOTE SUBJECT TO MAKER'S RIGHT OF SETOFF.

THE AMERICAN EDUCATION CORPORATION, a Colorado Corporation

BY: /s/Jeffrey E. Butler, Sr.
       President


Exhibit 10.4
Loan Agreement between The American Education Corporation and
UMB Oklahoma Bank


LOAN AGREEMENT

BORROWER-NAME and ADDRESS

The American Education Corporation
7506 N. Broadway Ext. Ste. 505
Oklahoma City, OK	73116

DATE OF AGREEMENT   06/09/98

LENDER NAME AND ADDRESS

UMB OKLAHOMA BANK
P 0 BOX 82427
OKLAHOMA CITY, OK 73148-0427

The undersigned Borrower, with principal office, place of record-keeping and mailing address as shown above, hereby applies to the Lender named above for the following described loan and/or extensions of credit:

A Loan dated JUNE 9, 1998 in the amount of $500,000.00, with a final maturity of APRIL 30, 1999, and all renewals, extensions, and/or increases thereof.

In consideration of Lender making such loan(s) and/or credit extensions, or any part or renewals thereof, Borrower agrees with Lender as follows:

I. REPRESENTATIONS ND WARRANTIES. Borrower represents and warrants to Lender that:

A. Borrower is duly organized, existing and in good standing under the laws of the state indicated above;

B. The borrowing hereunder and the execution, delivery and performance by Borrower of this Agreement, any promissory note payable to Lender or its order, or any other agreements contemplated in connection herewith have been duly authorized by all necessary action of Borrower and are not in contravention of any law, rule or regulation or of the terms of the Borrower's Articles of Incorporation (or Partnership) or Bylaws, or of any agreement or instrument to which Borrower is a party or by which Borrower may be bound;

C. All balance sheets, income statements, other financial information and other representations which have been or may hereafter be furnished to Lender fairly represent the financial condition of Borrower as of the date and for the period shown, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with that of previous such statements and include all of Borrower's contingent liabilities; all other information, reports, documents, papers and data furnished to Lender are or shall be at the time furnished accurate and correct in all material respects and complete insofar as completeness may be necessary to give Lender a true and accurate knowledge of the subject matter; there has been no material change in the financial condition of Borrower since the effective date of the last furnished financial information which has not been reported to Lender in writing;

D. No litigation or governmental proceeding is pending or, to the knowledge of the Borrower or any of its officers, threatened against or affects Borrower which may result in any material adverse change in Borrower's business, properties or operation;

E. None of Borrower's assets are subject to any lien, security interest, or other encumbrance except as has been disclosed in writing to Lender; and

F. Proceeds of loans and extensions of credit arising hereunder will be used only for the purposes shown below:

Working Capital

Form 04 0-M 1 (1/96)
@ Copyright a/89 American Bank Systems

II. AFFIRMATIVE AGREEMENTS. Borrower agrees to:

A. Maintain adequate records, in accordance with generally accepted accounting practices, of all transactions so that at any time and from time to time the true and complete financial condition of Borrower may be readily determined; make available at Lender's request such records for Lender's inspection; furnish promptly to Lender and in such form as Lender may request any additional financial or other information concerning the assets, liabilities, operations and transactions of Borrower, and permit Lender to make and obtain copies of any such records or information;

B. Deliver to Lender within 45 days after the close of each quarterly period of each fiscal year (except the last such quarterly period in each fiscal year) an interim financial statement consisting of Borrower's balance sheet, profit and loss, and reconciliation of surplus reflecting the financial condition of Borrower at the close of the quarter and the results of operation for the quarter and since the beginning of the fiscal year; prepare such financial statements in conformity with generally accepted accounting principles on a basis consistent with that of the preceding fiscal year, such statements to be certified as true and correct by the chief financial officer of Borrower and to include such other financial and other information as Lender may reasonably request;

C. Deliver to Lender within 90 days after the close of each fiscal year of Borrower a copy of the annual audit report of Borrower, prepared in conformity with generally accepted accounting principles and applied on a basis consistent with that of the preceding fiscal year, and signed by independent certified public accountants satisfactory to Lender;

D. Deliver to Lender within 30 days after the close of each fiscal year a certificate signed by Borrower's chief financial officer containing a statement as to whether or not, to the knowledge of such officer, a Default as hereinafter defined has occurred and is continuing, or whether there exists any event or condition which might become a Default after the lapse of time, and if the certificate shows that a Default has occurred and is continuing or such an event or condition exist, the certificate shall also specify what steps are being taken by Borrower to rectify the same;

E. Inform Lender promptly of any litigation, or of any claim or controversy which might become the subject of litigation, against Borrower or affecting any of Borrower's property, if such litigation or potential litigation, in the event of an unfavorable outcome, would have a material adverse effect on Borrower's financial condition or might cause a Default;

F. Permit officers of Lender to visit and inspect any of the properties of Borrower;

G. Pay promptly when due any and all taxes, assessments and governmental charges upon Borrower or against any of Borrower's property, unless the same is being contested in good faith by appropriate proceedings and reserves deemed adequate by Lender have been established therefor;

H. Pay promptly all lawful claims whether for labor, materials or otherwise, which might or could, if unpaid, become a lien or charge on any property or assets of Borrower, unless and to the extent only that the same are being contested in good faith by appropriate proceedings and reserves deemed adequate by Lender have been established therefor;

1. Maintain existence of Borrower and promptly and properly comply with all laws, statutes, ordinances and governmental regulations applicable to it or to any of its property, business operations and transactions;

Maintain with financially sound and reputable insurance companies or associations approved by Lender, insurance of the kinds and covering the risks and in the amounts usually carried by companies engaged in businesses similar to that of Borrower, which insurance in all events shall be satisfactory to Lender, and, at Lender's request deliver to Lender evidence of the maintenance of such insurance;

Maintain all of its tangible property in good condition and repair, and make all necessary replacements thereof and operate the same properly and efficiently; and

L. Preserve and maintain all licenses, privileges, franchises, certificates and the like necessary for the operation of Borrower's business.

Form 04 0708 1 (1/96)	Page 2
Copyright
9/89 American Bank Systems

III. NEGATIVE AGREEMENTS. Unless the prior written consent of Lender has been obtained, Borrower agrees NOT to:

Permit its net working capital, being the excess of current
assets over current liabilities, to be less than: 	N/A

Permit the ratio of current assets to current liabilities to be
less than: 	N/A

Permit the net worth of Borrower to be less than: Two Million
Seven Hundred Fifty Thousand 'Dollars ($2,750,000.00)

Permit the ratio of its total liabilities to net worth to exceed:
I - 0: 1

Invest in fixed assets in any fiscal year an amount in excess of:
N/A

Pay or contract to pay in any year in the aggregate any salaries, commissions, bonuses, or other compensation, either current or to be deferred, in excess of the following amounts for the following named persons or groups:

NAME OF PERSON OR GROUP                          AMOUNT

Declare or pay any dividends (other than stock dividends consisting of its own stock but not the stock of any subsidiary or affiliate) on any of its outstanding stock except as set forth herein;

Make any loans or advances or sell any of its accounts receivable with or without recourse, except as set forth herein;

Make any loans or advances to any officer or employee of Borrower or to any officer or employee of an affiliate or subsidiary except as set forth herein;

Incur or assume any indebtedness for borrowed money except only money borrowed from Lender pursuant to this agreement;

Endorse, guarantee or otherwise become surety for or contingently liable upon the obligations of any person, firm or corporation, provided, however, that the foregoing shall not apply to endorsements of negotiable instruments by borrower in the ordinary course of business;

Mortgage, assign, hypothecate, grant a security interest in, or encumber any of Borrower's assets except to Lender, provided, however, the foregoing shall not apply to liens for taxes not delinquent or being contested in good faith, mechanic's and materialmen's liens with respect to obligations not overdue or being contested in good faith, and liens resulting from deposits to secure the payment of workmen's compensation or other Social Security or to secure the performance of bids or contracts in the ordinary course of business;

Reorganize, merge, or consolidate with, or acquire all or substantially all of the assets of any other company, firm or association, or make any other substantial change in the capitalization of Borrower or the general character of its business;

Sell any of its assets used or useful in its business, except in the regular course of business;

Sell any of its assets with the understanding or agreement that such assets shall be leased back to Borrower;

Enter into any lease in which the annual rental exceeds:

Permit the aggregate of all of its lease payments in any twelve-month period to exceed:

Form 04 0708 1 (L/96)	Page 3
(D Copyright 9/89 American Bank Systems


IV. EVENTS OF DEFAULT. Borrower shall be in Default under this
Agreement upon the happening of any one or more of the following events or conditions, herein called "Default":

A. Any payment required by any note or obligation of Borrower to Lender or to others is not made when due or in accordance with the terms of the applicable contract, not in dispute.

B. Borrower defaults in the performance of any covenant, obligation, warranty or provision contained in this or in any agreement to which Borrower is a party or in any note, obligation, contract or undertaking of Borrower to or with Lender or others.

C. Any warranty, representation, financial information or statement made or furnished to Lender by or in behalf of Borrower proves to have been false in any material respect when made or furnished.

D. The making of any levy against or seizure, garnishment or attachment of any property of Borrower.

E. Failure by Borrower to pay any indebtedness at maturity, or the occurrence of any event which results in acceleration of the maturity of any obligation of Borrower to ender or to others under any promissory note, agreement, or undertaking.

F. Death, dissolution or termination of existence of Borrower.

G. Appointment of a receiver over any part of the property of Borrower, the assignment of property of Borrower for the benefit of creditors, or the commencement of any proceedings under any bankruptcy or insolvency laws by or against Borrower or any guarantor or surety of Borrower.

Upon the occurrence or the existence of a Default, Lender may, at its option and without notice or demand to Borrower and without demand or presentment which are hereby waived, immediately declare due and payable all liabilities and obligations of Borrower to Lender, cease extending credit to Borrower, and exercise any and all rights and remedies possessed by Lender.

V. GENERAL PROVISIONS. Borrower agrees to the following:

A. No modification, consent or waiver of any provision of this Agreement, nor consent by Lender to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by an officer of Lender, and then shall be effective only in the specific instance and for the purpose for which given;

B. No act, delay or omission, including Lender's waiver of remedy because of any Default hereunder, shall constitute a waiver of any of Lender's rights and remedies under this Agreement or any other agreement between the parties. All rights and remedies of Lender are cumulative and may be exercised singly or concurrently, and the exercise of any one or more remedies will not be a waiver of any other. No waiver, change, modification or discharge of any of Lender's rights or of Borrower's duties as so specified or allowed will be effective unless in writing and signed by a duly authorized officer of Lender, and any such waiver will not be a bar to the exercise of any right or remedy on any subsequent Default;

C. This Agreement shall inure to the benefit of the successors and assigns of Lender and shall be binding upon the heirs, executors, administrators, successors and assigns of Borrower;

D. Lender at any time at its option may pledge, transfer or assign its rights under this Agreement in whole or in part, and any pledgee, transferee, or assignee shall have all the rights of Lender as to the rights or parts thereof so pledged, transferred or assigned, provided, however, that Borrower shall not assign any of its rights hereunder except with the written consent of Lender;

E. If more than one Borrower executes this Agreement, their responsibilities hereunder shall be joint and several and the reference to Borrower herein shall be deemed to refer to each borrower;

F. If any provision of this Agreement shall for any reason be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid or unenforceable provision has never been contained herein;

G. Any property, tangible or intangible, of Borrower in possession of Lender at any time, or any indebtedness due from Lender to Borrower, and any deposit or credit balances due from Lender to Borrower, or any of the foregoing of any party hereto, is pledged to secure the undertakings of Borrower hereunder and may at any time while Borrower is indebted to Lender be appropriated, held or applied toward the payment of any obligation of Borrower to Lender; and

H. Borrower may at any time prepay any or all principal and/or accrued interest without penalty.

VI. TERMINATION. This Agreement shall terminate, except as otherwise provided herein, on the following date:

Any obligation of Lender to extend credit or to renew outstanding obligations of Borrower shall terminate on the termination date indicated above. However, such termination date shall not have application to borrower in the event that any obligation of Borrower to Lender is unpaid, in which event all of the provisions of this Agreement shall remain in full force and effect as they relate to Borrower until such obligation and all other liabilities of Borrower to Lender have been paid in full.

VII. ADDITIONAL PROVISIONS. Borrower agrees to the additional provisions attached hereto and made a part of this Agreement, which are controlling to the extent of any conflict with the preceding provisions.

LENDER SIGNATURE		         BORROWER(S)  SIGNATURE(S)
                           The American Education Corporation
UMB OKLAHOMA BANK

By: Richard J. Lehrter, EVP      Jeffrey E. Butler, Sr.
     	                           President

Form 04 0708 1 (3/96)
Page 4
@Copyright 8/89

American Bank System;

Exhibit 10.5
Promissory Note between The American Education Corporation and
UMB Oklahoma Bank

CUSTOMER COPY
PROMISSORY NOTE - Fixed or Variable Rate - Commercial
REVOLVING

DEBTOR(S) NAME AND ADDRESS
The American Education Corporation
7506 N. Broadway Ext., Ste. 505
Oklahoma City, OK 73116

Accrued interest due and payable MONTHLY, beginning 06/30/98 and MONTHLY thereafter, with outstanding principal balance plus unpaid accrued interest due and payable on 04/30/99.

NOTE NUMBER     DATE OF NOTE      MATURITY DATE
093088            06/09/98          04/30/99

PRINCIPAL AMOUNT                   $500,000.00

OFFICER
RJL

FIXED INTEREST RATE OF _____% PER ANNUM. INTEREST PAYABLE:
VARIABLE INTEREST RATE	of 0.00% ABOVE/BELOW
UMB KC Prime Floating
INITIAL RATE 8.500 %INTEREST PAYABLE MONTHLY

COLLATERAL CATEGORIES:
Accounts, Inventory, and General intangibles

SOCIAL SECURITY/TIN NUMBER:
840838184

PURPOSE:
WORKING CAPITAL

PROMISE TO PAY. For value received, the undersigned Debtor, whether one or more, and jointly and severally if more than one, agrees to the terms of this Note and promises to pay to the order of the Lender named below at its place of business as indicated in this Note or at such other places as may be designated in writing by Lender, the Principal Amount of this Note together with interest on the unpaid Principal Amount until Maturity at the per annum interest rate or rates stated above and according to the Payment Terms stated in this Note. Interest on this Note is calculated on the actual number of days elapsed on a basis of a 360-day year unless otherwise indicated above. For purposes of computing interest and determining the date principal and interest payments are received, all payments will be deemed made only when received in collected funds. Payments are applied first to accrued and unpaid interest and other charges, and then to unpaid Principal Amount. In this Note, Debtor" includes any party liable under this Note, including endorsers, co-makers, guarantors and otherwise, and Lender" includes all subsequent holders.

VARIABLE RATE. If this is a Variable Rate transaction as indicated above, the interest rate shall vary from time to time with changes (whether increases or decreases) in the Index Rate shown above. The interest rate on this Note will be the Index Rate plus a Margin, if any, as indicated above. Each change will become effective on the same date the Index Rate changes unless a different effective date is indicated above. If the Index Rate is Lender's base or prime rate, it is determined by Lender in its sole discretion, primarily on a basis of its cost of funds, is not necessarily the lowest rate Lender is charging its customers, and is not necessarily a published rate.

PAYMENTS NOT MADE WHEN DUE. Any principal and/or interest amount not paid when due shall bear interest at a rate 6 percent per annum greater than the per annum interest rate prevailing on this Note at the time the unsaid amount came due, but in no event at a rate less than 15 percent per annum. In addition or in the alternative to the interest rate provided for in this paragraph Lender may assess a charge of $10.00 times the number of days late to cover cost of past due notices and other added expenses. In no event shall the interest rate and related charges either before or after maturity be greater than permitted by law.

ALL PARTIES PRINCIPAL. All Debtors shall each be regarded as a principal and each Debtor agrees that any party to this Note, with Lender's approval and without notice to any other party may from time to time renew this Note or consent to one or more extensions or deferrals of the Maturity date for any term(s) or to any other modification(s), and all debtors shall be liable in same manner as on the original note.

ADVANCES AND PAYMENTS. It is agreed that the sum of all advances under this Note may exceed the Principal Amount as shown above, but the unpaid balance shall never exceed said Principal Amount. Advances and payments on this Note shall be recorded on records of Lender and such records shall be prima facie evidence of such advances, payments and unpaid principal balance. Subsequent advances and the procedures described in this Note shall not be construed or interpreted as granting a continuing line of credit for Principal Amount. Lender reserves the right to apply any payment by Debtor, or for account of Debtor, toward this Note or any other obligation of Debtor to Lender.

PREPAYMENT. Except as otherwise provided in this Note, Debtor shall have the right to prepay all or any part of principal due under this Note at any time without penalty, subject to the following conditions: (a) all interest must be paid through the date of any prepayment; and (b) if this Note provides for monthly other periodic payments, there will be no changes in the due dates or amounts following any partial prepayment unless
Lender agrees to such changes in writing.

COLLATERAL. This Note and all other obligations of Debtor to Lender, including renewals and extensions, are secured by all collateral securing this Note and by all other security interests and mortgages previously or later granted to Lender and by all money, deposits and other property owned by any debtor and in Lender's possession or control.

ACCELERATION. At option of Lender, the unpaid balance of this Note and all other obligations of Debtor to Lender, whether direct or indirect, absolute or contingent, now existing or later arising, shall become immediately due and payable without notice or demand, upon or after the occurrence or existence of any of the following In events or conditions: (a) Any payment required by this Note or by any other note or obligation of Debtor to Lender or to others is not made when due, or any event or condition occurs or exists which results in acceleration of the maturity of any Debtor's obligation to Lender or to others under any promissory note, agreement or undertaking; (b) Debtor defaults in performing any covenant, obligation, warranty or provision contained in any loan agreement or in any instrument or document securing or relating to this Note or any other note or obligation of Debtor to Lender or to others; (c) any warranty, representation, financial information or statement made or furnished to Lender by or on behalf of Debtor proves to have been false in any material respect when made, or furnished; (d) any levy, seizure, garnishment or attachment is made against any asset of any Debtor; (e) Lender determines, at any time and in Lender's sole discretion, that the prospect or payment of this
Note is impaired; (f) whenever, in Lender's sole judgment, the collateral for the debt evidenced by this Note becomes unsatisfactory or insufficient either in character or value and, upon request, Debtor fails to provide additional collateral as required by Lender; (g) all or any part of the collateral for the debt evidenced by this Note is lost, stolen, substantially damaged or destroyed; (h) death, incompetency, dissolution, change in ownership or senior management, or termination of existence of any Debtor; or (i) a receiver is appointed over all or part of any Debtor's property, or any Debtor makes an assignment for the benefit of creditors, files for relief under any bankruptcy or insolvency laws , or becomes subject to an involuntary proceeding under such laws.

RIGHT OF OFFSET. Except as otherwise restricted by law, any indebtedness due from Lender to Debtor, including, without limitation, any deposits or credit balances due from Lender, is pledged to secure payment of this Note and any other obligation to Lender of Debtor, and may at any time while the whole or any part of such obligation(s) remain(s) unpaid, either before or after Maturity of this Note, be set off, appropriated, held or applied toward the payment of this Note or any other obligation to Lender by any Debtor.

ADDITIONAL PROVISIONS. (1) Debtor agrees, if requested, to furnish to Lender copies of income tax returns as well as balance sheets and income statements for each fiscal year following Date of Note and at more frequent intervals as Lender may require.
(2) No waiver by Lender of any payment or other right under this Note or any related agreement or documentation shall operate as a waiver of any other payment or right. All Debtors waive presentment, notice of acceleration, notice of dishonor and protest and consent to substitutions, releases and failure to perfect as to collateral and to additions or releases of any Debtor. (3) This Note and the obligations evidenced by it are to be construed and governed by the laws of the state indicated in Lender's address shown in this Note. (4) All Debtors agree to pay costs of collection, including, as allowed by law, an attorney's fee equal to a minimum of 15% of all sums due upon default or such other maximum fee as allowed by law. (5) All parties signing below acknowledge receiving a completed copy of this Note and related documents, which contain the complete and entire agreement between Lender and any party liable for payment under this Note. No variation, condition, modification, change or amendment to this Note or related documents shall be binding unless in writing and signed by all parties. No legal relationship is created by the execution of this Note and related documents except that of debtor and creditor or as stated in writing.

LENDER NAME AND ADDRESS
UMB OKLAHOMA BANK

DEBTOR(S)  SIGNATURE(S)
The American Education Corporation
P 0 BOX 82427
OKLAHOMA CITY, OK 73148-0427

Jeffrey E. Butler, Sr.,
President