Form 10QSB
period 1998-09-30
AMERICAN EDUCATION CORPORATION
filed 1998-11-12
CIK 705003

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

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


YES  X        NO



Number of shares of the registrant's common stock outstanding as
of Sept. 30, 1998:         12,913,046

Transitional Small Business Disclosure Format
YES           NO   X


THE AMERICAN EDUCATION CORPORATION


                                     INDEX


                                                          Page No.


PART I - FINANCIAL INFORMATION

Item 1     Balance Sheets                                    3
           September 30, 1998 and December 31, 1997

           Statements of Income
           For the Three Months Ended September 30, 1998	 4
           and for the Three Months Ended
           September 30, 1997

           For the Nine Months Ended September 30, 1998      5
           and for the Nine Months Ended
           September 30, 1997

           Statements of Cash Flows                          6
           For the Nine Months Ended September 30, 1998 and for the Nine Months Ended
           September 30, 1997

           Notes to Interim Financial Statements             7


Item 2     Management's Discussion and Analysis of           9
           Financial Conditions and Results of Operations


PART II - OTHER INFORMATION                                  13

SIGNATURE PAGE                                               15

Part 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


ASSETS                                   30-Sep-98       31-Dec-97
                                         Unaudited        Audited
Current assets:
Cash                                    $  787,449       $ 283,636
Accounts receivable, net of allowance
 for uncollectible accounts of $67,159
 and $32,805                             1,385,392       $ 623,287
Inventories                                 60,820           8,168
Prepaid expenses and deposits              243,556          32,593
Deferred income taxes                       15,748          13,122
                                        ----------       ---------
 Total current assets                    2,492,965         960,806

Property and equipment, at cost            386,720         314,998
 Less accumulated depreciation and
 amortization                             (182,009)      (150,938)
                                        -----------      ---------
 Net property and equipment                204,711        164,060

Other assets:
 Capitalized software costs, net of
 accumulated amortization of $1,167,702
 and $1,000,730                           1,035,723        764,505
 Organizational costs                        33,793
 Goodwill, net of accumulated amortization
 of $264,863 and $246,800                    222,772             0
 Deferred income taxes                       874,639     1,506,032
                                          ----------    ----------
Total other assets                         2,166,927     2,270,537
                                          ----------    ----------

Total Assets                             $ 4,864,603    $3,395,403
                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable trade                  $   202,261    $  132,156
 Accrued liabilities                         324,726       319,818
 Accounts Payable - Affiliate                 90,006        18,000
 Customer Deposits                           117,703       125,739
 Current portion of capital lease
  Obligation                                  13,412         8,021
 Income taxes payable                          5,154         9,512
                                         -----------    ----------
Total current liabilities                    753,262       613,246

Long-term debt                                26,243        58,000
Capital lease obligation                      81,800        46,761
                                          ----------    ----------
Total liabilities                            861,305       718,007

Commitments and contingencies

Stockholders' Equity
 Preferred Stock, $.001 par value;
  Authorized-50,000,000 shares-issued and
  Outstanding-none                                 0             0
 Common stock, $.025 par value
  Authorized 30,000,000 shares-issued and
  outstanding-12,913,046 shares               322,826      304,590
 Additional paid-in capital                 5,503,536    5,237,093
 Retained Earnings/(Deficit)               (2,864,287)  (2,864,287)
Year-to-date earnings                       1,041,223           -
                                           ----------   ----------
 Total stockholders' equity                 4,003,298    2,677,396
                                           ----------   ----------
Total liabilities and stockholders'
 equity                                    $4,864,603   $3,395,403
                                          ===========  ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
                                         1998             1997

Net Sales                          $  1,529,188       $1,081,084
Cost of goods sold                      176,776           17,680
                                   ------------     -------------
Gross profit                          1,352,412        1,063,404

Operating expenses:
 Sales and marketing                    428,771          510,714
 Operations                              98,272               -
 General and administrative             283,213          283,281
 Amortization of capitalized
  software costs                         44,496           24,858
                                   ------------      ------------
Total operating expenses                854,752          818,853
                                   ------------      ------------
Operating Income                        497,660          244,551

Other income/(expense)
 Interest and Dividend Income             4,515              625
 Miscellaneous income                    58,625            1,101
 Interest Expense                        (7,807)          (1,443)
 Other                                  (41,209)         (19,444)
                                   -------------      ------------
Net income before taxes                 511,784          225,390

 Current income taxes                     9,978
 Deferred income taxes                  249,538           81,140
 Valuation allowance - change at
  beginning of year                          -           (81,140)
                                  -------------       ------------
Net income                          $   252,268       $  225,390
                                  =============       ============

Basic                                12,323,579         12,127,393

Earnings per share                  $     0.020        $     0.019

Diluted                              13,370,007         13,694,155

Earnings per share                  $     0.019        $     0.016


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
                                          1998             1997

Net Sales                          $  4,637,744      $  3,091,157
Cost of goods sold                      512,540           245,092
                                   ------------      ------------
Gross profit                          4,125,204         2,846,065

Operating expenses:
 Sales and marketing                  1,180,373           858,847
 Operations                             264,900                -
 General and administrative             796,366           960,356
 Amortization of capitalized
  software costs                        121,023            65,593
                                   ------------       -----------
Total operating expenses              2,362,662         1,884,796
                                   ------------       -----------
Operating income                      1,762,542           961,269

Other income (expense)
 Interest and Dividend Income             8,841             1,213
 Miscellaneous income                    62,370             7,511
 Interest Expense                       (14,837)           (4,386)
 Other                                 (125,397)          (19,444)
                                   -------------       -----------
Net income before taxes               1,693,519           946,163

 Current income taxes                    18,238
 Deferred income taxes                  634,058           340,619
 Valuation allowance - change at
  beginning of year                           -          (340,619)
                                  -------------       ------------
Net income                         $  1,041,223        $  946,163
                                  =============       ============

Basic                                12,323,579         12,127,393

Earnings per share                  $     0.084         $    0.078

Diluted                              13,370,007         13,694,155

Earnings per share                  $     0.078        $     0.069


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                         1998            1997

Cash flows from operating activities:

Net income                         $ 1,041,223        $   946,163
 Adjustments to reconcile net income
  To net cash provided by (used in)
  Operating activities:
 Depreciation and amortization         216,106            118,435
 Reserve for bad debts                  19,554            (40,553)
 Stock issued for compensation          20,250                 -
 Stock issued in lieu of interest
  Payment                                3,750                 -
 Other                                  42,886                 -

Changes in assets and liabilities:
 Accounts receivable                  (698,045)          (463,465)
 Inventories                           (28,670)             3,275
 Prepaid expenses and other           (199,170)            12,244
 Deferred tax asset                    628,767                 -
 Accounts payable and accrued
  liabilities                           (3,708)           (35,111)
 Accounts payable - Affiliate           72,006                 -
 Customer Deposits                     (35,677)           (63,733)
                                   ------------      -------------
 Net cash provided by operating
  activities                         1,079,272            477,255
                                   ------------      -------------

Cash flow from investing activities:
 Acquisition of net assets of
  Subsidiary                           (70,275)                -
 Capitalization of organizational
  Costs and goodwill                   (33,793)                -
 Purchase of capitalized software
  costs                               (438,191)          (263,552)
 Purchase of property and equipment    (22,905)           (26,668)
                                   ------------       ------------
 Net cash used in investing
  activities                          (565,164)          (290,220)

Cash flows from financing activities:
 Payments on notes and leases          (37,975)                -
 Issuance of common stock               27,680                 -
                                   ------------       ------------
 Net cash provided by financing
  activities                           (10,295)                -

Net increase in cash                   503,813            187,035

Cash at beginning of the period        283,636            193,347
                                   ------------       -----------
Cash at end of the period          $   787,449       $    380,382
                                   ============       ===========



The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED September  30, 1998 AND 1997


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

The interim consolidated financial statements at September 30, 1998, and for the three and nine month periods ended September 30, 1998, and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997, balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended
December 31, 1997. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 1998, are not necessarily indicative of the results which can be expected for the entire year.

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

The weighted average number of basic and diluted common shares outstanding is as follows:

               September 30, 1998              September 30, 1997

    Basic            12,323,579                      12,127,393
    Diluted          13,370,007                      13,694,155

11.  Stockholders' Equity:

On March 11, 1996 the Company granted options to employees, officers, and directors, to purchase 1,301,195 shares of common stock at $.50 per share. The options expire March 11, 1999. Additional options were issued on January 23, 1998 to 24 employees in the amount of 230,500 options. These options expire on January 23, 2001 or, like the previously issued options, ninety days after termination of employment. A total of 55,000 options have been exercised and 113,000 options have expired due to termination of employment.

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

During the second and third quarters of 1998, 130,000 additional stock options were issued to eight new employees. These options have been ratified by the Board of Directors to be included under the employee plan approved at the Annual Meeting of Shareholders held May 29, 1998. A total of 200 of these options have been exercised.

At December 31, 1997, $50,000 of convertible notes with a conversion price per share of $0.1346 were outstanding. On September 30, 1998, these notes, along with $11,750 of accrued interest due on the notes were converted into 458,767 shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views accounts receivable, inventory, and cash as its principal measures of liquidity. To supplement its anticipated short-term working capital requirements, the Company has, in the past, entered into various convertible loan agreements beginning in January 1991, with private investors. Several of these loans were convertible into common stock of the Company at conversion prices ranging from $0.1346 to $0.50 per common share. These loans were converted into common stock of the Company in June of 1996 and September of 1998.

The Company's working capital was $1,739,703 at September 30,
1998, an improvement of $1,392,143 from $347,560 at December 31, 1997. This significant improvement is associated with higher levels of sales and collection of sales proceeds.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

During the second quarter the Company closed a revolving line of credit facility establishing a $500,000 line of credit with UMB Oklahoma Bank. The interest rate on borrowed funds is the national prime rate. The line of credit is subject to a borrowing base and at September 30, 1998 was unused.






RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER  30, 1998
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the three months ended September 30, 1998, totaled $1,529,188 compared to $1,081,084 for the same period in 1997. This represents an increase of approximately 41% over the 1997 quarter. The increase in sales for the third quarter of 1998 over the comparable quarter in 1997 is attributable to the availability and customer acceptance of additional secondary grade level titles released in the latter part of fiscal 1997 and the first half of 1998 and expanded channels of distribution. The Company now has effective, trained distribution in 48 states that contributed to quarterly sales performance.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 1998, increased to 11.6% from 1.7% in the three-month period ending June 1997. However, the 1997 period included a one-time adjustment in the cost of goods calculation. Even though the 1998 results include the lower gross margin software sold by Projected Learning Programs, the relatively high overall gross margins reflect the efficiency in which software products are now produced on CD-ROM. The use of this medium also positively affects the cost of packaging, handling and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Excluding the costs of allocated overhead, product costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products.
Consolidated Company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $854,752 for the three months ended September 30, 1998, compared to $818,853 for the previous year. This represents an increase of approximately 4% but only represents 56% of sales compared to 76% of sales for the comparable 1997 period. This decrease in operating expenses as a percentage of revenues is primarily due to volume related efficiencies where much of the operating cost is fixed, but is set at a level which can support higher revenues currently and in the future.

Selling and marketing costs decreased by approximately 16%, from $510,714 for the three months ended September 30, 1997, to $428,771 for the current period. The decrease in 1998 is related to reduced promotional costs necessary to achieve the current sales levels, due to increased acceptance of the Company's products in the marketplace and a wider distribution system already in place.

General and administrative and operations expenses increased by approximately 35% during the 1998 quarter, from $283,281 to $381,485. This increase is primarily attributable to the increases in personnel over the prior year, which represent an important investment in the future growth of the business.

Pre-tax income increased by 127% to $511,784 from $225,390 for the comparable 1997 quarter.This improvement reflects the higher revenues which are being achieved without a comparable increase in operating costs, primarily due to volume related efficiencies. Because the 1998 net income amount includes a full provision for corporate income taxes, whereas the 1997 results do not, management believes that pre-tax earnings comparisons are a more meaningful measure of the progress of the Company than comparisons of net income.

Net income for the three months ended September 30, 1998, improved by approximately 12% as compared to the prior year from $225,390 in 1997 to $252,268 in 1998. Net income for 1998 was impacted by a one-time adjustment resulting from a change in the estimated annual effective income tax rate which was recorded during the quarter.

Average earnings per diluted share were $0.019 for the quarter ending September 30, 1998 compared to $0.016 for the same period in 1997. The average number of diluted shares outstanding decreased from 13,694,155 to 13,370,007 during the same period as a result of expiration of previously issued stock options.

Shareholders' equity as a percent of total assets improved to 82% from 79% at December 31, 1997. The Company's current ratio has improved from 1.57 at December 31, 1997 to 3.31 at September 30,
1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE  MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998, totaled $4,637,744 compared to $3,091,157 for the comparable 1997 period. This represents an increase of approximately 50%. This significant increase in the 1998 total Company revenues highlights the increasing acceptance of the Company's products by schools as the Company is now installed in over 5500 U.S. and Puerto Rican schools. Significantly, the Company penetrated new areas of the country with its expanded distribution force, but also enjoyed a strong re-order trend from existing customers. Several districts expanded the scope of curriculum published by the Company, or ordered additional software for deployment in other schools within their districts.

Cost of goods sold for the nine months ended September 30, 1998, was $512,540 or 11% of net sales, compared to $245,092 or 8% for the same period in 1997. The increase is primarily attributable to the inclusion this year of the results of Projected Learning Systems, which sells a higher cost product in relation to sales than the base business. The relatively low cost of sales compared to net sales, however, reflects the efficiency in which software products are now produced on CD-ROM. The use of this medium also reduces the cost of packaging, handling, and freight associated with products that are marketed primarily to the school market, as opposed to traditional retail outlets. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which
is fixed.   Excluding the costs of allocated overhead, product
costs provide gross profit margins ranging from 75 to 95 percent on the Company's principal products. As sales volumes increase, consolidated Company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs were $2,362,662 for the nine months ended September 30, 1998, compared to $1,884,796 for the previous year. This represents an increase of approximately 25%. During the nine-month period, revenue per employee increased by 7% compared to the prior year, demonstrating greater operating efficiencies. In prior periods, the Company had to maintain a fixed support staff of technical and business professionals to provide for critical expansion functions as both an investment in its ability to service a rapidly growing customer base and its public company status. Management believes that the operating expense category has now stabilized in its cost structure relationship to revenues and that higher revenue and business activities can be attained with modest incremental additions to operating costs. Accordingly, it is believed that with stringent control and planning, management has a high leverage category of expenditures to concentrate on to secure continuing efficiencies from the business in future periods. Total operating expenses for the nine-month period were also impacted by the ongoing development costs associated with the planned expansion and updating of the curriculum of the product line and continued investment into the Company software technology.

Selling and marketing costs increased by approximately 37%, from $858,847 for the nine months ended September 30, 1997 to $1,180,373 for the comparable 1998 period. The increase for this category of expense in the 1998 nine-month period is attributable to expanded sales, marketing, distributor training and commission costs related to the higher sales levels and the release of 14 new titles this year.

General and administrative and operations expenses increased by approximately 11% during the 1998 nine month period from $960,356 to $1,061,266. As a percentage of sales, general and administrative expenses (including "operations" in 1998) fell from 31% to 23%. This dollar increase is primarily related to higher expenses associated with the final development efforts associated with new title and curriculum content released during the period. During the period, the Company released eight new, updated titles, replacing its award winning elementary and middle school science family originally comprised of four titles that were released in 1994. Ten new titles under its existing license with Humanities Software, Inc. were also released to expand the content offering and grade level range of this well received product family. Additional content development update work was initiated on the language arts and social studies product groups to bring these significant elements of the Company's product lines to a current level of conformity with recent national and state standards for release in future periods. The Company plans to continue this investment into an aggressive new content title development schedule as well as its software programming technology. These investments should position the Company to maintain its growth and penetration of existing and new markets.

Pre-tax income improved 79% from $946,163 to $1,693,519 in the nine-month period ending September 30, 1998 compared to the comparable 1997 period, reflecting the higher revenues being achieved without a commensurate increase in operating costs. This is due to volume-related efficiencies and increases in revenue per employee. Because the 1998 results include a full provision for corporate income taxes, whereas the 1997 results do not, management believes that pre-tax comparisons are a more meaningful measure of the progress of the Company than comparisons of net income.

Net after tax earnings for the nine months ended September 30, 1998, improved by approximately 10% as compared to the prior 1997 period. Net cash provided by operating activities increased from $477,255 in the 1997 period to $1,079,272 in the comparable 1998 period. This 126% increase reflects the Company's ability to generate additional cashflow from its ongoing operations.

Average diluted earnings per share were $0.078 for the nine months ending September 30, 1998 compared to $0.069 for the same period in 1997 which is an increase of 13%. The average number of diluted shares outstanding decreased from 13,694,155 to 13,370,007 during the same period. This decrease is primarily attributable to the retirement of previously issued stock options, which have expired.

Prior to 1996, the Company had incurred net operating losses since its inception in 1981. As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $1,200,000 of net operating loss carryforwards during the years ending December 31, 1997 and 1996 as a result of improvements in operations. Management believes that the Company will be generating net income in future years, and therefore, a deferred tax asset resulting from the net operating loss carryforwards, in the amount of $890,387 is recorded on the Company's financial statement at September 30, 1998. No valuation allowance has been recorded against the deferred tax asset.

Company management believes that significant, future opportunities exist in both the school and home markets for its products. The Company is now equipped with Macintosh and Windows software engines that facilitate the rapid and less expensive development of new subject titles. Management also believes that the Company is well positioned to compete in the educational software market as a result of its ongoing investment in software development tools, experienced and stable professional staff, growing distribution coverage of key markets and a rapidly expanding installed base within the school market. Management believes that the Company can make significant progress within its existing product development and marketing budgets to allow the Company to maintain the continued, profitable expansion of the business.

The Company is investigating sources of intellectual property and potential partnerships with other publishers with whom it may base future publications, Internet commercial activities, or marketing alliances. Some of these investigations may lead to possible Company acquisition opportunities, such as the purchase of the stock of Learning Pathways, Ltd. Of Derby, England, which was announced in August of 1998, and which should close in the fourth quarter of this year. Increasingly, management views these potential acquisitions of other entities as a possible avenue for accelerating the growth of the Company.



THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In October 1996, the Company became a party to litigation in United States District Court for the District of Columbia entitled Securities and Exchange Commission, Plaintiff v. The American Education Corporation, Defendant (the "Action"). In the Action, the Company admitted that, in violation of certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), it failed to file, among other things, certain annual and quarterly reports. The Company voluntarily entered into a Consent and Undertaking pursuant to which the Court has issued a Final Judgment of Permanent Injunction requiring the Company to
(i) file all its delinquent Exchange Act reports and (ii) in the future, timely file all of its Exchange Act reports. The failure to file any required report could result in a contempt citation, the assessment of fines against the Company, or an action by the Securities and Exchange Commission to deregister the Company's common stock. As of September 30, 1998 the Company was current with all filings with the SEC through the end of the fiscal year December 31, 1997 and the six months ending June 30, 1998.

The Company filed a complaint on July 8, 1997 in the United States District Court for the Western District of Oklahoma against Jostens Learning Corporation ("Jostens"). The complaint alleged, among other things, that Jostens has improperly adopted and used the mark "A+" and "A+dvantage" in connection with its educational software, and that Jostens' confusingly similar mark has caused damage to the Company. The complaint requested, among other things, monetary damages, and injunctive relief. On June 24, 1998 the Company and Jostens reached a mediated settlement ,without proceeding to trial, that was favorable to the Company.


Item 2.     Changes in Securities

During the quarter ended September 30, 1998, the Company granted options to purchase 75,000 shares of the Common Stock at a price of $0.73 per share. These options were issued in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof. Additionally, options to purchase 55,200 shares of common stock were exercised at a total purchase price of $27,680. Convertible debt and accrued interest totaling $61,750 was converted into 458,767 shares of Common Stock during the quarter.


Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

None

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

Exhibit 27.1*******     Financial Data Schedule (filed only
electronically with the SEC)


* Incorporated by reference to the same numbered exhibit in the Current Report on Form 8-K filed by the Company on June 25,
1998.

**     Incorporated by reference to the registration statement on
Form S-18 (File no. 2-78660-D) of the Company.

***    Previously filed with the Securities and Exchange
Commission as an exhibit to the Company's registration statement on form S-18 (File no. 2-78660-D).

****   Previously filed with the Securities and Exchange
Commission with Form 10-QSB dated August 6, 1998.

***** Incorporated by reference to Exhibit B to the Definitive
Proxy Statement filed on April 24, 1998.

******  Incorporated by reference to Exhibit C to the Definitive
Proxy Statement filed on April 24, 1998.

*******  Filed herewith.


B. Reports on Form 8-K

On June 25, 1998 the Company filed a Current Report on Form 8-K regarding the shareholders' approval of an amendment to the Company's Articles of Incorporation. Attached, as Exhibit 3.1 to such Form 8-K was a copy of the Amended and Re-stated Articles of Incorporation of the Company.

On September 28, 1998 the Company filed a Current Report on Form
8-K regarding the appointment of Neil R. Johnson as Vice President and Chief Financial Officer.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The American Education Corporation


November 12, 1998
                               By: /s/Jeffrey E. Butler,
                                   Chief Executive Officer
                                   Chairman of the Board
                                   Treasurer