Form 10QSB/A
period 1998-09-30
AMERICAN EDUCATION CORPORATION
filed 1999-01-20
CIK 705003

FORM 10-QSB/A
Amendment No. 1
(To include disclosure on Year 2000 issues)

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

YES  X    NO__

Number of shares of the registrant's common stock outstanding as
of September  30, 1998:     12,913,046

Transitional Small Business Disclosure Format

YES __   NO  X

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Year 2000 Issue
     Many existing computer systems use only the last two digits to identify years in the date field. As a result, those systems may not be able to properly identify the correct year after the beginning of the year 2000, believing that "00" is referring to the year 1900. Systems that do not properly recognize the correct date could generate erroneous information or cause a system to fail. This potential problem is generally referred to as the "Year 2000 Issue".
     The Company is continuing its review and assessment of the potential effect of the Year 2000 Issue. Thus far, the Company has completed the initial review of its information technology systems, including both software and hardware, and determined that they appear to be Year 2000 compliant. Additionally, the Company had previously planned to upgrade its accounting and reporting systems independent of Year 2000 considerations and has selected a Year 2000 compliant system that is anticipated to be installed by March 31, 1999. This installation date has not been accelerated by Year 2000 concerns.
     The Company has tested the educational software systems that it produces for sale and believes they are Year 2000 compliant.
     The Company is currently in the process of contacting critical suppliers of products and services to determine the extent to which the Company may be at risk if such parties fail to resolve their own Year 2000 Issues. The Company will assess and attempt to mitigate any risks that may be perceived by such possible failures. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant cannot be reasonably estimated.
     The Company is still evaluating its non-information technology systems such as telephones, utilities, alarm systems and climate control systems and expects to complete its evaluation by June 30, 1999. Based on its preliminary assessment, the Company currently believes that these systems are or will be Year 2000 compliant.
     The Company has not yet developed a contingency plan but will determine if it appears one may be necessary as the current assessment is refined.
     Based on the Company's overall current assessment to date, no matters have been identified and the Company does not currently believe that the Year 2000 Issue will have a material adverse effect on the Company's financial position or results of operations. The Company also believes any costs that may be incurred relating to the identification or remediation of Year 2000 issues will not be material. The Company's beliefs and expectations, however, are based on certain assumptions that may prove to be inaccurate, especially those relating to third parties over which the Company has no control. Potential sources of risk include the inability of suppliers of goods or services to be Year 2000 compliant, which could result in delays in product deliveries or disruption of distribution channels.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


January 20, 1999


By: /s/Jeffrey E. Butler,
    Chief Executive Officer
    Chairman of the Board
    Treasurer