Form 10KSB
period 1998-12-31
AMERICAN EDUCATION CORPORATION
filed 1999-03-30
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES      NO   X

Revenues for the year ended December 31, 1998
$6,022,121

On March 16, 1999 the aggregate market value of the Common Stock of the issuer held by non-affiliates based on the last sale price of the registrant's Common Stock on such date, was approximately $5,851,423.

Number of shares of the issuer's common stock outstanding as of December 31, 1998:  13,423,076

Transitional Small Business Disclosure Format
YES      NO  X




TABLE OF CONTENTS TO FORM 10KSB
----------------------------------------------



PART I


Item 1          Description of Business
Item 2          Description of Property
Item 3          Legal Proceedings
Item 4          Submission of Matters to a Vote of Security
                Holders


PART II


Item 5          Market for Common Equity and Related Stockholder
                Matters
Item 6          Management's Discussion and Analysis or Plan of
                Operation
Item 7          Financial Statements
Item 8          Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure


PART III


Item 9 Directors, Executive Officers, Promoters, and Controls Persons; Compliance with Section 16(a) of the Exchange Act
Item 10         Executive Compensation
Item 11 Security Ownership of Certain Beneficial Owners and Management
Item 12         Certain Relationships and Related Transactions
Item 13         Exhibits and Reports on Form 8-K


THE AMERICAN EDUCATION CORPORATION

FORM 10-KSB


PART I


Item 1.     Description of Business.

General.
--------

The American Education Corporation, formerly, PLASMEDICS, INC., (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981. Initial business activities, associated with the research and development of medical devices and medical technology, commenced from inception through 1984. In 1984, the Company acquired all the issued and outstanding stock of Medquest through the issuance of 9,490,000 shares of the Company's common stock. In 1985, in an agreement with an affiliate, Medac, Inc., the Company received 67,000,000 shares of Medac common stock, $10,000 in license fees and future royalties, for the assignment of certain technology rights. In November 1986, Medquest transferred to Medac, Inc. for $10,000, the rights to certain technology, computer equipment, and 57,000,000 of its 67,000,000 Medac shares. Thereafter, the Company was essentially inactive until 1989. In 1989, the Company sold its remaining 10,000,000 shares of Medac common stock for $290,000. From 1989 until 1990, the Company initiated a plan to seek an acquisition, or merger, with another company. In December 1990, the Company entered into an agreement to purchase substantially all of the assets of American Educational Computer, Inc. from its parent, UNICO, Inc. (UNICO). The following major developments relating to the asset purchase are listed in chronological order:

Purchase of Assets of American Educational Computer, Inc.
---------------------------------------------------------

On January 8, 1991, the Company completed the purchase of substantially all of the operating assets of American Educational Computer, Inc. ("AECI"), an Oklahoma City-based company. The sale was consummated pursuant to an asset purchase agreement between the Company and AECI dated December 31, 1990. The purchase price for the business was approximately $1,163,000.

In August 1991, at a meeting of the Company's shareholders, the purchase of the assets of American Educational Computer, Inc. was ratified, a new class of Preferred Stock was authorized and the shareholders approved the change of the Company's name from Plasmedics, Inc. to The American Education Corporation.

The Company's Business.
-----------------------

The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The Company develops software for both Windows and Macintosh operating systems. The Company's revenues are primarily derived from the sale of its principal product family, the A+dvanced Learning System, registered (A+LS, registered), a comprehensive courseware offering developed by the Company. A+LS is currently shipping in version 2.12 or V2.0. The Company acquired two businesses in 1998, Projected Learning Programs, Inc. (PLP) and Learning Pathways, Limited (LPL). These organizations are primarily resellers of other publishers' products and operate as subsidiaries of the Company. These two subsidiaries now represent new channels of distribution or access to new markets or market segments for the Company. PLP, headquartered in Oklahoma City, is a direct mail, catalog reseller that prints and mails twice a year a total of ten specialty catalogs. These catalogs are mailed to approximately 220,000 educators located in 23,000 high schools and vocational, junior and community colleges. LPL, the Company's Derby, UK subsidiary acquired in late 1998, is the exclusive schools and libraries distributor of the print, multimedia and online versions of World
Book Publishing's World Book Encyclopedia in Great Britain. LPL, in the latter part of 1998, also began the process of converting the Company's U.S.-based curriculum content to a product presentation that is suitable for British educators and schools. LPL should release this revised product family directly to the UK's school market in the latter half of 1999.

The Company internally develops and licenses, to a limited extent, software or content from third parties for inclusion in its products for the school market. The Company utilizes an in-house programming staff for the development of its software technology and limited, external contract services to develop these products. The Company is the primary developer of its curriculum content and employs full-time educational professionals in this publishing effort. The Company makes extensive use of contract services to secure the specialized educator skills that are necessary to publish the wide range of subject matter and grade level content required by the Company's product offering.

The Company's products are sold by school dealers, catalog companies, direct telephone sales and mail. Approximately 94% of the Company's 1998 sales were to the domestic U.S. school market. Future sales to international markets are expected to increase as a percentage of total revenues as a result of the LPL acquisition in the fourth quarter of 1998. The products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, private industry, and to a limited extent, for home-based schooling.

The increasing use of computers, software and the Internet as educational and instructional aids in the nation's schools is the major focus of the Company's marketing strategy. The Company's marketing plan calls for separate promotional efforts to be directed toward the various segments of the school market. Currently, the Company utilizes an in-house employee sales force as well as a national network of school dealers to market its products to schools. Each independent school dealer generally covers a geographically limited territory such as a single state. Other marketing efforts are executed through business partners as well as direct mail and catalog companies, which market other publishers' products to the school and library markets.

The Company is in a technology-based business and is an active developer of software applications to facilitate the delivery of its content in a network environment. A significant percentage of the Company's current revenues are derived from sales to schools that deliver curriculum content on a local area network (LAN) within a single school site. The rapid adoption of fiber optic-based wide-area networks (WAN) and the Internet pose new challenges, while providing growth opportunities for the Company. Management believes that it has in place the development programs to allow it to capitalize on these rapidly developing changes in the structure of the school market and the school districts that comprise the total marketplace.

Principal Products.
-------------------

Educational Software

The Company acquired (through its acquisition of AECI) ownership of software titles and a series of exclusive and non-exclusive licenses to develop and market educational software products based upon certain courseware in reading, English, spelling, social studies, bilingual language development and early childhood development. Since the acquisition of AECI, the Company has engaged in extensive development efforts to develop new programming technology as well as new curriculum content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh and Windows operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12.

Educational software for the elementary, middle and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. There is a growing use of both local and wide-area network technologies in schools and school districts and the Company provides versions that perform in these environments. The Company's products for schools and the professional educator versions feature a management function that records both individual student and class academic performance. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments. A hallmark, unique feature of the Company's products is an authoring capability that allows the educator to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software is correlated to most national test and major state objectives so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific learner objectives, or individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in form of content and delivery. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major adopted textbook series. The Company has concentrated on a design of its products that offer educational content substance that is highly specific to grade and age level. These products allow full educator control of the content delivery rather than one that is controlled by the software. Various software tools, such as the Company's products for assessment and testing, and products that allow the use of the Internet as a source of instruction, provide educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution. In addition, the Company's product design is modular so that each title sold by the Company has an integral management function. This management function is shared so that new titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The majority of the Company's installed base is utilized in a LAN environment. To monitor and facilitate student performance in this environment, a class of software referred to as a "managed solution" has evolved. This solution is typically defined as an Integrated Learning System ("ILS"). This approach provides educator control of class and student lesson assignments, individualized paths of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content where relevant. These capabilities and range of other functions assist the educator in directing the use, and understanding the effectiveness, of the software while managing the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully-managed instructional software solution that is comparable to the products provided by the Company.

A+dvanced Learning System, registered

A+LS, V2.0, from an educational content perspective, has been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 93 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product family presents increasingly more complex concepts that provides overlapping, subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the primary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice, test and essay. These activities are further supported by skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this data and report on individual student and class activities. Educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also insert third party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study for the at-risk or special education student that might require specific emphasis to correct skill deficiencies. Approximately 6000 schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

In early 1998, the Company released a major content extension of the A+LS elementary and middle school curriculum to extend the Company's range of software publications through grade level 12. One A+SSESS! title was also developed to support the assessment and testing requirements for this comprehensive high school level product offering. These secondary grade level products were well received by the marketplace and were important factors in the continuing expansion of the Company's 1998 revenues, not only in the sales of product related revenues, but the more complete product offering allowed the Company to secure more district-wide adoptions.

Throughout 1998, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. The Company initiated in early 1998 what it views as a major redesign of its earlier versions of its software technology (V1.0, V2.0) with a new Java-based offering planned for introduction in late 1999. This new technology will support the Internet delivery of the Company's curriculum and should provide for additional revenue opportunities with its existing and future school customers. Throughout the 1998 year, portions of the current curriculum content were expanded and realigned to meet new academic standards or to provide for necessary updates to important subject areas such as reading, the sciences and social studies.

A+SSESS! TM

A+SSESS! is a product family of primary, intermediate, advanced, and high school skill and testing modules, which is comprised of four individual software titles. A+SSESS! has been designed as a companion to A+LS's extensive curriculum content as a tool to assist educators in determining student skill levels and optimal placement in all A+LS subject areas. A pretest process is utilized for this purpose. After skill levels are determined, A+SSESS! automatically recommends and prepares lesson plans for each student. A posttest process is utilized to facilitate measurement of student academic gains. This product family, designed to complement the curriculum design of A+LS, was introduced in mid-1996, and since its introduction approximately 2000 schools have purchased the product.

A+Net TM

The Company released the A+Net product in May of 1998 as a tool to provide educators the means to effectively utilize the Internet as an instructional medium while providing for student accountability. A+Net was specifically designed to utilize the Internet's rich and varied content as the source for study material and to allow the educator to author test and essay questions to measure student knowledge gains as a result of access to Internet-based educational content. A+Net has an identical management function that is fully compatible with the Company's A+dvanced Learning System's management system for its comprehensive reading, writing, mathematics, science, social studies and language arts software offering for grades 1-12. A+Net allows educators to capture selected Internet site content in A+Net's specially designed Study the Lesson browser and save this material to a hard drive. Educators can then author test questions and critical thinking skill problems while offline for subsequent use in an instructional setting. A+Net's sophisticated class and student manager functions will randomize test questions and provide detailed student activity and grade reports.

A+LS/MediaWeaver TM

The Company entered into an agreement in late 1995 to integrate certain of the Humanities Software, Inc's. popular MediaWeaver programs into the A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature and process writing. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family. Since the initial release of this product offering, the Company and Humanities expanded the number of novel and skill bundles, bringing the total titles to 18 during the first quarter of fiscal 1998. In addition, in late 1998, agreement was reached with Humanities to release in 1999, Kids MediaMagic, a new four-title elementary series in the reading skills area.

New A+ TM

Introduced in 1994, New A+ is the predecessor product family to A+LS. It is comprised of 14 subject titles in the areas of language arts, social studies and science and is available in network, lab pack, school stand-alone, site license, and home versions for Windows, Macintosh and DOS platforms. New A+ has a management system, which records student grades and activities and allows full authoring. It does not provide the multimedia functions, managed lesson sequences or third-party program capabilities that have been incorporated in A+LS. New A+, which is installed in approximately 1,500 schools nationwide, remains a viable alternative for schools with older hardware that will not support the operating requirements of A+LS V2.0. Macintosh, Windows, Windows
NT and DOS are fully supported.

Third Party Publishing and Marketing Affiliations.
--------------------------------------------------------------------------

The Company is actively pursuing and is being pursued by third-party publishing and marketing companies which have curriculum content that is complementary to the publications of the Company. Many of these companies do not have the software management technology or distribution resources of the Company. These relationships are sought by the Company to supplement and complement the content of existing and planned A+LS subject matter. The Company has reached agreements with Teaching Technologies, Inc. (TTI) and World Book Publishing
(WB) to enter into both content and cooperative marketing programs which should be launched in mid-1999. TTI is publishing its Year In The Internet, an 11-title series, in the Company's A+Net software application to provide for Internet-based instructional content in language arts, social studies, science and mathematics. WB is providing a special version of its industry-leading multimedia World Book Encyclopedia to which the Company will correlate selected A+LS titles and lesson material. This will provide the Company's customers with what is believed to be an industry first, a completely integrated curriculum and reference resource for instruction. Management also believes continued expansion of these types of relationships enhances the value of the Company's products to educators and strengthens the business relationships with its distributors and other business partners.

The Market For Educational Software Products.
---------------------------------------------

The Company addresses four major market segments for its products; the school (U.S. and International), adult literacy and home markets. To date, the Company has not been active with programs to penetrate the home market with the A+LS product family. In 1998, the Company's school software products were specially configured for use by the home educator in a separate version modified for this application.

The U.S. School Market

The U.S. school market for educational software is growing at approximately 17%-20% per annum according to industry sources. In order for the Company to take advantage of this fast growing market it must expand its authorized school dealer sales base. Although significant progress was made in 1998 in the school dealer recruiting program, a major objective is to continue to expand the Company's school dealer base of organizations calling on and selling into the public school market. The Company achieved agreement or otherwise secured effective representation in several important, previously uncovered, geographical areas of the country by the fourth quarter of 1998 and believes that it now covers most important national markets.

The International School Market

With its acquisition of LPL, the Company has entered the school market in the UK. This market is approximately 20% the size of the U.S. market and believed to be growing at an annual rate exceeding 20%. In 1998 the government initiated Phase 1 of The National Grid for Learning (NGfL) program to invest substantially in computer hardware infrastructure, Internet access, educator training and instructional software technologies for the UK's schools. Management believes that this market will experience higher rates of growth in funding for educational technology, at the individual school level, than the U.S. The NGfL funding is scheduled to continue through two additional phases and management believes that this positive growth trend will continue into the year 2002. In addition, many former British commonwealth nations utilize the UK's instructional regimen and management believes that additional international opportunities will emerge as a result of the Company's programs and presence in the UK marketplace.

The Adult Literacy/Lifelong Learning Market

The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving significant interest from
this segment of the market.   In 1998,  the Company established additional
installations in state and municipal centers of literacy and the juvenile and adult corrections market segments. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. These markets are growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market

The Company is not currently active in this market segment, which offers future opportunities for growth and additional financial returns on the Company's investment into content development. Management believes that there is an opportunity to move into this segment of the market with its current products. The home education is growing at rates exceeding 15% per year, according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home supervised study. Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company has completed the work on a home version of the complete A+LS family in 1998. This version will be available for release in 1999.

In competing for the home market, the Company will face stiff competition in the traditional retail outlets. The Company does not have the financial resources to effectively compete in the traditional retail market channels. The Company must, therefore, market its products through partners, unconventional or emerging channels. This includes developing partnerships with organizations who deal directly with the marketing of products to the home and/or emerging Internet e-commerce opportunities.

Trade Names, Service Marks and Logo Types.
------------------------------------------

The AECI service mark for the A+ products was registered with the United
States Patent Office on Principal Register, register number 675,666 on July
31, 1987. On April 15, 1989, the A+ trademark for use with educational software, was registered with the United States Patent Office. The Company was notified on November 16, 1995, that the use of the A+ symbol for educational software was a registered trademark and is incontestable for this use. Other various trademarks and logos associated with AECI's software products have also been registered. These trade names, service marks and logo types were included in the assets that were purchased by the Company from AECI.

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

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+SSESS! and A+Net in the fourth quarter of 1997 and continued filing activities on these marks during 1998. In addition, during 1998 the Company also executed additional filings in the United Kingdom anticipating the use of its various A+ brands in that country. The use of the Company's distinctive A+ logo are viewed as integral, distinctive brand elements to the Company's A+dvanced Learning System product family.

Production and Manufacturing.
-----------------------------

The Company purchases unformatted 3 1/2" software diskettes and CD-ROM blanks from various sources. The Company owns commercial quality, high speed software duplication equipment and duplicates most of its software internally. Large production runs on CD-ROM are contracted with outside duplicators to manage production costs. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product manuals. The Company leases high speed duplication equipment that is suitable for small, or initial production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of manuals and literature are contracted to outside printers. The Company has no dependence on any individual supplier.

Research and Development.
-------------------------

At December 31, 1998, the Company employed thirteen full-time development and support personnel in its product development efforts. These individuals are responsible for the new development of new versions of the Company's software technology and the support of current versions of its software offerings.

The Company employs a staff of professional educators who are responsible for the development and support of its curriculum content. The Company also utilizes part-time educational consultants in the design of its curriculum-based product offering. These individuals provide the curriculum design support on the development and enhancement of Company products. These consultants allow the Company to effectively and efficiently address the specialized grade level and diverse content needs of its A+LS product family. Management believes that it will continue to rely upon external sources for a portion of its new product content. However, the growing sophistication and complexity of the interactive design of company products will require continued expansion of in-house curriculum and graphics development resources.

At December 31, 1998, the Company employed four full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs.
-------------------------------

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $656,238 in software research and development costs in 1998.

Distribution and Sales Programs.
--------------------------------

In marketing its products, the Company utilizes approximately 50 independent school dealers and 7 catalog houses to reach its school-based customers. In late 1998, the Company began to develop an internal direct telephone sales staff to provide support to its distributors and to access customers in rural areas not easily reached by its distributors. This internal direct sales team was comprised of five individuals at December 31, 1998.

Backlog.
--------

The Company's software products are normally shipped within ten days of receipt of the order. The Company believes that a level of backlog at any particular date may not be a meaningful indicator of future performance, unless technical difficulties delay the fulfillment of orders related to the release of new products.

Seasonality.
------------

Decisions by schools and individual consumers to purchase educational software have most frequently been made at the beginning; or near the end of school periods. The months of January and December generally represent the lowest new order booking months for the Company and the school market industry segment. This seasonal cycle can directly affect the Company's total revenues and earnings levels in both the first and fourth quarterly reporting periods.

Significant Customer.
---------------------

The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. In 1998, no individual customer accounted for more than 10% of total revenues. In 1997, one customer, National School Services, accounted for $506,009 or 13.8% of revenues.

Competition.
------------

The educational software industry is highly competitive and subject to rapid change. There are a large number of companies developing educational software products. Many of these companies are better known and have substantially greater financial, marketing and technical resources than the Company. Such participants are textbook publishing companies and their software divisions and other larger independent educational software and content developers, which may compete directly with the Company.

The primary competitive factors applicable to the educational software industry are product features (such as subject areas, graphics and color), price, ease of use, educational content, product reliability, sales support and customer service. Management believes through constant analysis of its competitors and ongoing surveys that it sponsors at the customer level that the Company is currently competitive and enjoys a reputation as a quality organization.

The Internet and the delivery of curriculum by electronic means may have the capacity to alter the competitive environment and the current means of access to the school and home customer. The Company, in the judgment of management, has programs to develop the technology to remain competitive in this future environment. Programs to identify future partners and the means to exploit the Company's investment in both technology and content are currently active.

Employees.
----------

As of December 31, 1998, the Company had forty-one (41) full-time employees in its domestic operations and six (6) full time employees in its foreign subsidiary. The Company believes that its relationship with employees is satisfactory.


Item 2.     Description of Property.
-------     --------------------------

The Company rents office space under a lease agreement dated March 1, 1999, which extends through February 2002. The lease covers a total of 17,619 square feet at a base rate of $10,437 a month through February, 2000, and $10,943 thereafter until the expiration of the lease. Total office rent expense for the years ended December 31, 1998 and 1997, was $99,041 and $68,426, respectively.


Item 3.     Legal Proceedings.
-------     ------------------

On July 8, 1997, the Company filed a complaint in the United States District Court for the Western District of Oklahoma against Jostens Learning Corporation ("Jostens"). The complaint alleged, among other things, that Jostens had improperly adopted and used the mark "A+" and "A+dvantage" in connection with its educational software, and that Jostens' confusingly similar mark has caused damage to the Company. The complaint requested, among other things, monetary damages, and injunctive relief. On June 24, 1998 the Company and Jostens reached a mediated settlement, without proceeding to trial, that was favorable to the Company.

The Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the ongoing operations and viability of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter ending December 31, 1998.


PART II


Item 5.     Market for Common Equity and Related Stockholder Matters.
-------     --------------------------------------------------------

As of December 31, 1998, there were approximately 2,500 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. There have been no market makers for the Company's common stock for the past two years. The following is a summary of closing bid and ask prices for each of the 1998 and 1997 quarters.



                                   1998                1997
                                   ----                ----
                              BID      ASK        BID       ASK
                            ---------------        -------------

Quarter Ending March 31      1       1 1/16        1/2      3/4

Quarter Ending June 30       1 1/4   1  1/2       23/32    15/16

Quarter Ending September 30    7/8   1 1/32       1        1 1/8

Quarter Ending December 31   1 3/32  1  1/4        3/4    1 1/32


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

Sales of Common Stock
---------------------

In February, 1998, the Company issued 175,000 shares of common stock as a portion of the purchase price of the acquisition of Projected Learning Programs, Inc.

In November, 1998, the Company issued 510,030 shares of common stock as a portion of the purchase price of the acquisition of Learning Pathways, Ltd.

During the year ended December 1, 1998, 45,200 shares of common stock were issued as a result of exercise of options by current and former employees of the Company.

The Company relied upon the exemption from registration provided by Sections 4 (2) or 4 (6) of the Securities Act.


Item 6.     Management's Discussion and Analysis or Plan of Operation.
-------     ----------------------------------------------------------

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

Liquidity and Capital Resources.
--------------------------------

The Company has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update and expand the Company's product offerings. To finance the business, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and lease financing sources.

Management anticipates that the Company will be able to meet the preponderance of its financial needs from internally generated funds in 1999. However, additional financing may be required to accelerate the Company's growth and to take advantage of strategic growth opportunities through acquisitions that may exist in the electronic media for education industry. In addition, management is focused on the need to gain software industry standard valuations on the business and recognition of its potential for future profitable growth. In order to gain this recognition, the Company may undertake additional financing to strengthen its financial position and to provide management with the flexibility offered by this strength to deal with value enhancement options that may be presented in the future.

As of December 31, 1998 the Company's principal sources of liquidity included cash and cash equivalents of $720,838, net accounts receivable of $1,396,021 and inventory of $96,248. The Company's net cash provided by operating activities increased by 78% from $741,305 in 1997 to $1,316,544 in 1998. Net cash used in investing activities increased by 55% from $649,748 in 1997, to $1,007,668 in 1998, and was comprised primarily of investment in capitalized software development costs and the cash portion of the purchase price of acquisitions. At December 31, 1998, the Company had working capital of $1,398,258 compared to $347,560 at December 31, 1997.

The amount of inventory needed to support expanding software sales is minimal since the Company has a "just in time" inventory plan that can create the appropriate media (diskettes and CD-ROM's) on an almost as needed basis. The amount of physical space required for inventory storage has declined as the Company has shifted to the CD-ROM delivery system. For those items that must be inventoried, such as the World Book products in the United Kingdom or items offered through catalog sales, management strives to keep such amounts to a minimum while providing timely service to the Company's customers. Management anticipates that the working capital requirements to support continued expansion will be funded from continuing operations or short term lines of credit with banks.

With the expansion of the Company's product lines and the addition of new products and markets through its subsidiaries acquired in 1998, management believes that the Company can continue to grow at a rate similar to that experienced in 1998 compared to 1997. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At December 31, 1998, the Company had available bank credit lines for working capital totaling $1,350,000 of which $1,284,000 was unused.


Impact of The Year 2000
-----------------------

Many existing computer systems use only the last two digits to identify years in the date field. As a result, those systems may not be able to properly identify the correct year after the beginning of the year 2000, believing that "00" is referring to the year 1900. Systems that do not properly recognize the correct date could generate erroneous information or cause a system to fail. This potential problem is generally referred to as the "Year 2000 Issue."

The Company is continuing its review and assessment of the potential effect of the Year 2000 Issue. Thus far, the Company has completed the initial review of its information technology systems, including both software and hardware, and determined that they appear to be Year 2000 compliant. Additionally, the Company had previously planned to upgrade its accounting and reporting systems independent of Year 2000 considerations and has selected a Year 2000 compliant system that is anticipated to be installed by June 30, 1999. This installation date has not been accelerated by Year 2000 concerns.

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



Results of Operations

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended
December 31, 1997.
------------------------------------------------------------------

The following is a discussion of the results of operations for the fiscal year ended December 31, 1998, as compared to the fiscal period ended December 31, 1997.

Net revenues for the twelve months ended December 31, 1998, totaled $6,022,121 compared to net revenues of $3,670,654 for the year ended 1997. This represents an increase of 64% in net revenues over the prior fiscal year. The increase in net revenues is primarily attributed to increased acceptance of the A+dvanced Learning System family of products, the release of new subject titles associated with this product during the first half of 1998 and the consolidation of LPL and PLP into the Company's financial results.

Cost of goods sold as a percentage of net revenues for the year ended December 31, 1998 increased to 11.8% from 7.3% in 1997. This increase is attributed to a change in the Company's product mix by the addition of lower gross margin products sold by Projected Learning Programs and Learning Pathways, Limited. Cost of goods sold represents the actual cost to produce the software products, or in the case of PLP or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. Excluding the costs of allocated overhead, the Company's principal product family, A+LS, provided gross profit margins averaging 95% in 1998. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on PLP catalog sales and LPL sales of World Book products become a higher percentage of total corporate revenues.

Total operating expenses recorded for the year ended December 31, 1998 were $3,592,543, or 60% of net revenues, compared to $2,514,394, or 68%, for the previous fiscal year. The decrease in operating expenses as a percentage of net revenue is primarily due to volume related efficiencies where the operating costs are fixed or controllable. As a component of total operating expenses, selling and marketing costs increased from $1,510,084 in fiscal 1997 to $1,802,841 in fiscal 1998. The increase in 1998 selling expenses is a direct result of increased selling efforts required to support the higher sales levels attained. Operations expense increased to $244,557, or 4.0% of net revenues in fiscal 1998, compared to $95,679, or 2.6% of net revenues in fiscal 1997. This increase is attributable to increases in curriculum development costs and expansion of the quality control and technical support departments. General and administrative expenses increased to $1,264,641 in 1998 compared to $763,794 in 1997, but remained relatively unchanged as a percent of net revenues at 21.0%. This increase in costs is related to expanded administrative and support staff added as a result of the expanding customer base, and the addition of the administrative costs of PLP and LPL into the consolidated results. Additionally, one time costs for investment banking fees and professional costs related to expansion of the business and analysis of various alternatives to increase the value of the Company were incurred in fiscal 1998.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 1998, the Company capitalized $656,238 of product development costs, and net of accumulated amortization had capitalized software costs of $1,181,754 at December 31, 1998. During 1998, the Company completed a major content extension of the A+LS elementary and middle school curriculum and one companion A+SSESS! Module. In addition, the Company completed development of A+Net, and the A+LS Home version. The Company also made substantial progress in development efforts on revised, updated and expanded curriculum offerings and a new Java-based Version 3.0 of the A+dvanced Learning System product family.

Interest expense was $24,986 in 1998 compared to $6,919 in 1997. This increase results from interest on the Company's acquisition debt and the use of debt to finance certain capital assets.

Pre-tax income increased by 70% to $1,707,955 from $1,001,910 in 1997. This increase is a result of the higher net revenues noted above in addition to the decrease in operating costs as a percentage of net revenues. Net income form 1998 was $982,311 compared to a proforma amount of $686,346 in 1997, which recognizes the after-tax effect of fiscal 1997 earnings on the same basis as fiscal 1998. The reported 1997 results were impacted by a one time, non-recurring change in the valuation allowance relating to net operating loss carryforwards in the net amount of $1,825,206 which was recorded as an asset on the balance sheet as well as recognized on the statement of income. Management believes that with the increase in the Company's product offerings, the addition of new products and markets through its subsidiaries acquired in 1998 and increased selling efforts through expanded third party and school dealers, the Company is now positioned to continue to expand sales results from the home and school education markets.

Beginning in 1997, the Company's past financial constraints and need to access external capital sources began to abate as a result of significant improvements in revenues and cash flows from operations. This favorable trend continued throughout 1998. The Company's cash position at the end of fiscal 1998 improved by $437,202 or 154% over the cash position at the end of 1997 fiscal period. Working capital increased 302% from $347,560 at the end of 1997 to $1,398,258 at December 31, 1998.

Company management believes that significant future opportunities exist in the school, adult literacy and home markets for future Company growth. In 1998, management undertook to position the Company in what it believes is a fast growing segment of the educational market. The Company is now equipped with A+LS Macintosh and Windows software program engines that facilitate the low cost and rapid development of new subject titles. In addition, the Company has expanded its content and intellectual property base with the internal development of substantial educational content for its current and future products. Management believes, as a result of these recent curriculum and technical developments, that the Company is well positioned to compete in the major market segments of the educational technology industry. The Company's competitive position is further enhanced by its growing employee base of skilled technical and business professionals that has aided the development of new industry partnerships during 1998. These elements combine to form a stronger overall corporate foundation that, combined with growing markets and expanding marketing and distribution strengths, provides a greatly improved internal and external environment for the Company's future operations.

The Company has taken the Internet into consideration in its Version 3.0 planning and believes it represents a potential new, future channel of distribution for both products and services. During 1998, the Company continued strategic planning for the development of programming technology and curriculum content to take advantage of the Internet, which it views as a developing and emerging channel. Management believes that the Internet will become an important future factor in the Company's delivery of new products and services.


Item  7.   Financial Statements.
--------------------------------

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item  8.	Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure
-------  ---------------------------------------------------------------

Steakley, Gilbert & Bozalis, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 1998. There are no disputes with the previous or current independent accountants regarding matters of accounting or reporting.

PART III
--------

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.
-------     -----------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.


Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     57      President, Director,           1989
                              Chief Executive Officer

Thomas Shively        45      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       48      Vice President and
                              Chief Financial Officer

Jeffrey E. Butler,
Jr.                   34      Vice President Sales and
                              Marketing

Monty C. McCurry      53      Director                       1989

Newton W. Fink        62      Director                       1991

Stephen E. Prust      54      Director                       1992

Geoffrey Glossop      50      Director                       1998


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

THOMAS A. SHIVELY joined the Company as Executive Vice President in September 1991. From 1990 to 1991, Mr. Shively was Vice President and General Manager of AVID Home Entertainment, a division of LIVE Inc., with headquarters in Denver, Colorado. From 1989 to 1990, he was Vice President and General Manager of the Richie Resource Group with headquarters in Minneapolis, Minnesota. From 1978 to 1988, he was employed by Gelco Corporation, Minneapolis, Minnesota, a $2 billion NYSE firm that was purchased by General Electric Corporation in 1988. During the first five years of his career with Gelco, he was Director of Corporate Planning and from 1983, he served as a staff Vice President and as a Vice President of various Gelco operating divisions. Upon graduation from the Wharton School of Finance and Commerce in 1976, Mr. Shively began his business career with the 3M Corporation, Minneapolis, Minnesota.

NEIL R. JOHNSON has been employed by the Company since August, 1998. Immediately prior to being employed by the Company, Mr. Johnson was an independent business consultant. From 1994 to 1997, Mr. Johnson was Chief Financial Officer and Treasurer for Unit Parts, Inc., an Oklahoma City based remanufacturer of automotive parts. From 1985 to 1994, Mr. Johnson was Vice President of
Corporate Finance and Treasurer of Doskocil Companies, Inc., a diversified food products manufacturer. Prior to those positions, Mr. Johnson spent twelve years with the public accounting firm of Coopers & Lybrand. Mr. Johnson graduated from Valparaiso University in 1972 with a BS in Business Administration. He is a Certified Public Accountant.

JEFFREY E. BUTLER, JR. has been employed by the Company since March 1994. In July 1997, he was promoted from Director of School Sales to Vice President and an officer of the Company. Prior to joining the Company he was a senior product manager with Birtcher Medical Systems, Inc. From 1990 to 1991, he was employed as a sales representative and a district sales manager with C. R. Bard, Inc. From 1985 to 1990, he was employed by the Ortho Diagnostics Division of Johnson and Johnson as a sales representative. Mr. Butler graduated from the University of Colorado with a BA in Molecular and Cellular Biology in 1985. Mr. Butler is the son of the President of the Company.

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

STEPHEN E. PRUST has been a director of the Company since April 1992. As a director, he has worked to develop special retail marketing strategies for the Company's software products. Since 1992, Mr. Prust has provided business consulting services, including advice on equity and debt transactions, mergers and acquisitions to a variety of companies, ranging from entertainment concerns, Internet start-ups and industry consolidators. From 1990 to 1992, he was the President of AVID Home Entertainment, a division of Live Entertainment, Inc., a major NYSE video production company. From 1981 to 1990, Mr. Prust was a consultant to companies in the entertainment industry. In 1975, Mr. Prust founded Dominion Music, Inc., a joint venture with K-Tel Records, Inc. He served as President of Dominion Music until his personal interests in the venture were acquired by K-Tel in 1981.

GEOFFREY GLOSSOP has been a director of the Company since December 1998. He is the President of Learning Pathways, Limited, a company he founded in 1997. From 1994 to 1996, Mr. Glossop was the Research and Development Director for Systems Integrated Research plc. Prior to 1994 Mr. Glossop was the Managing Director of Global Learning Systems Ltd. Mr. Glossop graduated from the University of Newcastle upon Tyne in 1969 with a BS in Electrical Engineering. He was awarded the M.B.E. for services to the educational technology industry in the Queen's Birthday Honours in 1982.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 1998, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Item 10.   Executive Compensation.
----------------------------------

Cash Compensation.
------------------

The following table shows the cash compensation of the Company's Chief Executive Officer. No other executive officer was paid in excess of $100,000.

Summary Compensation Table

                         Annual Compensation        Long-Term Compensation

Name and Principal                                Profit    Stock      Stock
    Position          Year        Salary($)    Sharing ($) Options   Awards ($)
-------------------------------------------------------------------------------
Jeffrey E. Butler,
President and Chief
Executive Officer
(1) (2) (3)           1998        $89,355         $4,158    60,000   $5,000 (2)
                      1997         83,878              0         0        0
                      1996         60,570              0   352,000        0



(1) Exclusive of personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $50,000, or 10% of the cash compensation shown above.

(2) In January, 1998 Mr. Butler received 10,000 shares of the Company's common stock as a bonus for 1997.

(3) Excludes $11,551 for 1997, in payments made to or in behalf of Mr. Butler for reimbursement of relocation expenses to relocate from Denver to Oklahoma City.


Employment Agreement
--------------------

In December, 1998 the Company entered into an employment agreement with Jeffrey
E. Butler providing for a base salary of $95,086 and benefits, including incentive bonuses based on profitability, that are provided to all employees of the Company. If Mr. Butler is terminated without cause, his compensation will continue for one year. In the event of a change in control, Mr. Butler may require the Company to purchase up to 50% of his beneficial stock ownership.

Messrs. Thomas Shively, Jeffrey E. Butler, Jr., and Neil R. Johnson also have employment agreements with the Company.

Stock Incentive Plans
---------------------

The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998. The total common shares issuable under this plan is 750,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. During 1998, 498,000 options had been granted, 5,000 had expired, and no options had been exercised. At December 31, 1998 there were 493,000 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 1,581,695 shares of restricted common stock at prices ranging from $.50 to $.90 have been issued, 200,500 have expired and 45,200 have been exercised. At December 31, 1998, there were 1,335,995 options outstanding. Certain of these options had an original expiration date of March 11, 1999. In February 1999, these options were extended for an additional three years and now expire in 2002.

Stock Option Grants In 1998
---------------------------

The following table sets forth the information concerning the stock options granted during the last fiscal year to the executive named in the Summary Compensation Table.

                           Percentage of Total
          Options Granted   Options Granted to  Exercise Price   Expiration
Name         (shares)        Employees in 1998    (Per Share)       Date
------------------------------------------------------------------------------
Jeffrey E.
Butler        60,000                7.7%              $.73     November 1, 2001



Option Exercises and Fiscal Year-End Values
-------------------------------------------

No executive officer exercised options during 1998. The following table sets forth, for the executive officer named in the Summary Compensation Table above, the year-end value of unexercised stock options.

                                                     Value of Unexercised
                         Number of Unexercised           In-the-Money
Name                      Options at Year-End         Options at Year-End
--------------------------------------------------------------------------

Jeffrey E. Butler              412,000                     $229,280



Directors' Compensation
-----------------------

In 1998, the Company's non-employee directors each received 1,000 shares of the Company's common stock, and options to purchase 10,000 shares of the Company's common stock at $.75 per share. These options expire January 23, 2001. The directors received no compensation, other than the shares and options, for services in such capacity.

The shareholders approved a Director's Stock Option Plan during 1998. The total common shares issuable under this Plan is 100,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. At December 31, 1998, no options had been issued or were outstanding under this Plan.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 8, 1999. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

Shares Beneficially Owned
                                  Title of Class
Name/Address of Beneficial Owner                     Number       Percent
----------------------------------------------------------------------------
Jeffrey E. Butler   (1)              Common       1,423,375         9.3%
4217 Old Farm Road
Oklahoma City, OK 73120

Thomas A. Shively   (2)              Common         529,664         3.5%
14431-C North Penn
Oklahoma City, OK 73134

Neil R. Johnson (3)                  Common          75,000         0.5%
6500 N.W. Grand Blvd.
Oklahoma City, OK  73116

Jeffrey E. Butler, Jr. (4)           Common         333,919         2.2%
1813 Talequah
Edmond, OK 73013

Monty C. McCurry    (5)              Common         122,400         0.8%
2134 S. Eagle Ct.
Aurora,  CO 80014

Newton W. Fink      (6)              Common          90,400         0.6%
1093 Lincoln
Manteno, IL 60950

Stephen E. Prust    (7)              Common         434,768         2.8%
9025 East Kenyon Avenue
Denver, CO 80237

Geoffrey Glossop (8)                 Common         510,030         3.3%
Field House
6 Haley Croft
Duffield, Derbyshire, UK

John D. Garber (9)                   Common       6,038,286        39.6%
7530 Navigator Circle
Carlsbad, CA  92009

Robert Schoolfield (10)              Common       1,536,517        10.1%
5 Pleasant Cove
Austin , TX  78746

Officers and Directors
as a Group (8 persons)               Common       3,519,556        23.0%
(1) (2) (3) (4) (5) (6) (7) (8)



(1) The amount and percentage figures include the possible exercise of 352,000 common stock options, with an exercise price of $.50 per share, and 60,000 common stock options at $.73 per share. Exclusive of 333,919 shares of common stock beneficially owned by Mr. Butler's son, Jeffrey E. Butler, Jr.
(2) The amount and percentage figures include the possible exercise of 259,195 common stock options, with an exercise price of $.50 per share, and 70,000 common stock options at $.73 per share.
(3) The amount and percentage figures include the possible exercise of 75,000 common stock options, with an exercise price of $.73 per share.
(4) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share, and 70,000 common stock options at $.73 per share.
(5) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 3,000 common stock options at $.73 per share.
(6) The amount and percentage figures include the possible exercise of 70,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 3,000 common stock options at $.73 per share.
(7) The amount and percentage figures include the possible exercise of 120,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 3,000 common stock options at $.73 per share.
(8) The amount and percentage figures include 510,030 shares of common stock held in trust for the benefit of the Glossop family.
(9) The amount and percentage figures include 5,527,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust forwhich Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 71,000 shares of common stock owned by a company controlled by the Garber family.
(10) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.


Item 12.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

In 1998, the Company paid deferred consulting fees and expense reimbursement amounts of $25,556 to AMD Corporation for amounts owed to Mr. Butler by the Company for services rendered and out-of-pocket expenses incurred prior to 1997. Mr. Butler is an officer of, and owns more than 10% of the equity ownership interest in, AMD Corporation.

In 1997, the Company paid $400 to Jeffrey E. Butler as reimbursement of expenses incurred in connection with consulting services rendered by Mr. Butler to the Company. In addition, the Company also paid Mr. Butler $11,551 in reimbursement of relocation expenses.

The Company paid Executive Resource Management $8,833 in 1998 and $1,733 in 1997 for recruiting services rendered by that entity to the Company. Monty C. McCurry, who is a director of the Company, is an executive officer of, and owns more than 10% of the equity ownership interest in, Executive Resource Management.

In 1998 the Company's subsidiary, Learning Pathways, Ltd., paid Editplan Services, Ltd. a consulting fee of $37,000 to perform management services for LPL. Mr. Geoffrey Glossop is an executive officer of, and owns more than 10% of the equity ownership interest in, Editplan Services, Ltd.


Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit No.   Description of Exhibits
-----------   -----------------------

3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998)

3.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

10.1          Promissory Note issued by the Company to Rich Carle
              (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.2 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

10.3 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy
              Statement filed with the Securities and Exchange
              Commission on April 24, 1998)

10.4 Loan Agreement and Promissory Note between the Company and UMB Oklahoma Bank (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

10.5 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1998.

11            Statement re:  computation of per share earnings
              (filed herewith)

21            Subsidiaries of The American Education Corporation
              (filed herewith)

27 Financial Data Schedule (filed herewith; electronic filing only)

(b)           Reports on Form 8-K

              (i)  Current Report on Form 8-K filed December 15,
                   1998 regarding the acquisition of Learning
                   Pathways, Limited.


________________________________________________________





SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The American Education Corporation

March 30, 1999                    By: /s/Jeffrey E. Butler,
                                     ----------------------
                                     Chief Executive Officer
                                     Chairman of the Board
                                     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

/s/Jeffrey E. Butler    Chief Executive Officer    March 30, 1999
                        Chairman of the Board
                        Treasurer

/s/Neil R. Johnson     Chief Financial Officer     March 30, 1999

/s/Monty C. McCurry            Director            March 30, 1999


/s/Newton W. Fink              Director            March 30, 1999


/s/Stephen E. Prust            Director            March 30, 1999


/s/Geoffrey Glossop            Director            March 30, 1999



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Item                                                     Page No.
-----------------------------------------------------------------

Independent Auditors' Report                               F-1

Financial Statements:
Consolidated Balance Sheet, December 31, 1998              F-2

Consolidated Statements of Income for the years
ended December 31, 1998 and 1997                           F-3

Consolidated Statements of Changes In Stockholders'
Equity for the years ended December 31, 1998 and 1997      F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 1998 and 1997                           F-5

Notes to Consolidated Financial Statements                 F-7


All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.



______________________________________


	INDEPENDENT AUDITORS' REPORT


To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American Education Corporation as of December 31, 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 1998 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

STEAKLEY, GILBERT & BOZALIS
Oklahoma City, Oklahoma
March 12, 1999

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 1998

ASSETS
Current assets:
Cash and cash equivalents                              $  720,838
Accounts receivable, net of allowance for returns and
uncollectible accounts of $98,515 (Note 1)              1,396,021
Inventory (Note 1)                                         96,248
Prepaid expenses and deposits                             324,647
                                                        ---------
Total Current Assets                                    2,537,754

Property and equipment, at cost (Note 1)                  438,931
Less accumulated depreciation and amortization           (195,538)
                                                        ---------
Net property and equipment                                243,393

Other assets:
Capitalized software costs, net of accumulated
amortization of $1,239,719 (Note 1)                     1,181,754
Goodwill, net of accumulated amortization of
$33,638 (Note 1)                                        1,009,651
Deferred income taxes (Note 6)                            857,550
                                                       ----------
Total other assets                                      3,048,955
                                                       ----------
Total Assets                                           $5,830,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                   $325,840
Accrued liabilities (Note 11)                             451,018
Accounts payable - Affiliates (Note 8)                    174,199
Notes payable and current portion
of long-term debt (Note 4)                                124,686
Foreign income taxes payable                               23,126
Deferred income taxes (Note 6)                             40,627
                                                        ---------
Total current liabilities                               1,139,496

Long-term debt (Note 4)                                    85,742
                                                        ---------
Total liabilities                                       1,225,238
                                                        ---------

Commitments and contingencies (Notes 5, 7, 10 and 13)        --

Stockholders' Equity  (Note 3)
Preferred Stock $.001 par value;
Authorized-50,000,000 shares, issued and outstanding-none;
liquidation preference-$.02 per share                        --
Common Stock, $.025 par value;
Authorized 30,000,000 shares; issued and outstanding-
13,423,076 shares                                         335,577
Additional paid in capital                              6,151,263
Retained deficit                                       (1,881,976)
                                                      -----------
Total stockholders' equity                              4,604,864
                                                      -----------
Total liabilities and stockholders' equity             $5,830,102

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1998 and 1997

                                      1998                 1997
                                      ----                 ----
Sales (Note 1)                    $6,022,121           $3,670,654
Cost of goods sold                   712,922              266,980
                                  ----------           ----------
Gross Profit                       5,309,199            3,403,674
                                  ----------           ----------
Operating expenses:
Selling and marketing (Note 1)     1,802,841            1,510,084
Operations                           244,557               95,679
General and administrative         1,264,641              763,794
Provision for bad debts               41,515               23,140
Amortization of capitalized
software costs                       238,989              121,697
                                  ----------           ----------
Total operating expenses           3,592,543            2,514,394
                                  ----------           ----------
Operating income                   1,716,656              889,280

Other income (expense):
Interest and dividend income          16,285                4,203
Miscellaneous income                     --               115,346
Interest expense                     (24,986)              (6,919)
                                   ---------           ----------
Net income before income taxes     1,707,955            1,001,910

Deferred income tax provision        712,527              306,052
Current income tax provision          13,117                9,512
Valuation allowance - change at
beginning of year (Note 6)               --            (1,825,206)
                                 -----------            ---------
Net income                        $  982,311          $ 2,511,552
                                 -----------            ---------
Earnings per share: (Note 14)
Basic                                   $.08                $.21
Diluted                                 $.07                $.19

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1998 and 1997

                                         Additional
                     Common Stock          paid in       Retained
                     Shares     Amount     capital        deficit
                     -----------------   -----------     ---------
Balance at
December 31, 1996   12,170,829 $304,271   $5,232,630    $(5,375,839)

Issuance of common
stock for services      12,750      319        4,463            --

Net Income                                                2,511,552
                    ---------- --------   ----------    ------------
Balance at
December 31, 1997   12,183,579  304,590     5,237,093    (2,864,287)


Issuance of common
stock upon conversion
of debts               458,767   11,469       50,281            --


Issuance of common
stock for services
rendered                50,500    1,262       23,988            --

Issuance of common
stock for purchase
of subsidiaries        685,030   17,126      820,912            --

Issuance of common
stock for cash          45,200    1,130       21,550            --

Net Income                                                  982,311

Comprehensive Income
adjustment:
Foreign currency
translation adjustment                        (2,561)
                    ----------  -------      ---------  -----------
Balance at
December 31, 1998   13,423,076  335,577     6,151,263   $(1,881,976)



See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998 and 1997

                                              1998         1997
                                          -----------    --------
Cash flows from operating activities:
Net Income                                 $  982,311   $2,511,552

Adjustments to reconcile net income
to net cash provided by operating
activities:
Deferred income taxes                         702,230   (1,519,154)
Depreciation and amortization                 339,164      194,792
Reserve for bad debts                          25,110       23,140
Gain on debt settlement                           --      (107,629)
Services rendered for common stock             25,250        4,782

Changes in assets and liabilities:
Accounts receivable                          (585,920)    (238,249)
Inventories                                   (43,421)       7,741
Prepaid expenses and deposits                (270,752)        (151)
Accounts payable and accrued
liabilities                                    96,902      (76,290)
Customer deposits                             (29,036)     (68,741)
Income taxes payable                            1,387        9,512
Accounts payable - Affiliate                   73,319          --
Net cash provided by operating               --------      --------
activities                                  1,316,544      741,305

Cash flows from investing activities:
Purchase of subsidiaries                     (267,045)         --
Purchase of property and equipment           (115,527)     (85,582)
Software development costs
capitalized                                  (625,096)    (564,166)
Net cash used in investing                   ---------    ---------
activities                                 (1,007,668)    (649,748)

Cash flows from financing
activities:
Proceeds received from issuance of debt       170,724          --
Principal payments on notes payable           (65,078)      (1,268)
Issuance of common stock for cash              22,680          --
                                              --------    ---------
Net cash provided by (used in)
financing activities                          128,326       (1,268)

Net increase in cash                          437,202       90,289

Cash at beginning of year                     283,636      193,347
                                             ---------    ---------
Cash at end of year                          $720,838     $283,636
                                             ---------    ---------
Interest paid in cash                        $ 16,647     $  1,919

See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 1998 and 1997


The Company acquired office equipment under an installment plan in the amount of $56,050 during 1997 and $55,496 in 1998. During 1998, convertible debt and accrued interest of $61,750 was exchanged for 458,767 shares of common stock.

The Company acquired two subsidiaries during 1998 for a combination of cash, debt and common stock. Projected Learning Programs, Inc. was acquired effective January 1, 1998 by issuing a $50,000 note payable, 175,000 shares of common stock valued at $1.00 per share and cash of $100,000.

Learning Pathways, Limited was acquired effective October 1, 1998 for 510,030 shares of common stock valued at $1.30 per share and $165,760 of debt of which $82,880 was paid prior to December 31, 1998.




See accompanying notes and accountants' report.

THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998

1.  Summary of significant accounting policies

The summary of significant accounting policies of The American Education Corporation (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

History and business activity

The American Education Corporation (formerly Plasmedics, Inc.) was incorporated under the laws of the State of Colorado on February 23,1981. Through 1986, the Company's principal purpose was to manufacture and market medical devices and medical technology. The Company's activities from inception through 1984 were directed toward raising equity capital, acquisition of license and patent rights and research and development. From 1986 through 1990, the Company was essentially inactive and seeking acquisition or merger candidates.

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

On February 26, 1998, the Company acquired the business of Projected Learning Programs, Inc. ("PLP") pursuant to the terms of an agreement and Plan of Merger, among the Company, PLP, and PLP Holdings, Inc. (a subsidiary of the Company formed to accommodate the merger). The transaction is accounted for as a purchase. The Company paid the sellers $325,000 for the stock of PLP as follows: 175,000 shares of the Company's $.025 par value common stock, cash of $100,000 and a $50,000 promissory note. The business of PLP is to produce, publish and distribute computer software catalogs to various educational institutions throughout the United States. The operations of PLP were relocated from California to Oklahoma City in March 1998. The closing date of the transaction was effective as of January 1, 1998.

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction is accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provides that if LPL meets or exceeds certain financial goals set forth in the Agreement, then the Company will pay the sellers additional shares of the Company's common stock. The business of LPL principally is to distribute the World Book Encyclopedia print and multimedia product line in the United Kingdom.

In 1998 net income from foreign operations totaled $45,940. No dividends were received from the foreign entity.


Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 91-1 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $775,045 and $1,051,289 of such non-monetary transactions for 1998 for 1997, respectively.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 1998 were $1,765,235 with additional costs capitalized totaling $625,096 and $31,142 acquired with the purchase of Learning Pathways, Ltd. during 1998. Amortization expense totaled $238,989 in 1998 and $121,697 in 1997.

Goodwill

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition.

                                                         Accumulated
                                    Goodwill            Amortization

Projected Learning Programs -
1998                              $  325,000           $    (21,667)
Learning Pathways, Ltd. -
1998                                 718,289                (11,971)
                                  ----------           -------------
                                  $1,043,289           $    (33,638)

Goodwill is being amortized over fifteen years. Amortization expense totaled $33,638 and $46,264 for 1998 and 1997, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of packing and educational software materials and World Book Encyclopedia print and multimedia products.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $44,869 and $26,831 for 1998 and 1997, respectively. The components of property and equipment at December 31, 1998 are as follows:

Furniture, fixtures and office equipment              $  319,006
Office equipment financed under installment notes        111,546
Leasehold improvements                                     8,379
                                                      ----------
                                                         438,931
Less:  accumulated depreciation                       $ (195,538)

Net property and equipment                            $  243,393



Statements of cash flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

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

2.  Options and warrants to purchase common stock

The shareholders approved an Incentive Stock Option Plan for employees during 1998. The total shares issuable under this plan is 750,000. The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008.

The shareholders also approved a Director's Stock Option Plan during 1998. The total shares issuable under this Plan is 100,000. Each outside director initially elected or appointed after March 27, 1998, shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company.

The Company's former non-qualified stock option plan originated in 1996 and certain unexercised options under this plan will be extended beyond the original expiration date of March 11, 1999, for a period of three years. The following table summarizes stock option plan activity:

                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Director Plan  Employee Plan    Total
                   ---------  -------------  -------------  ---------
Number of shares
under options
outstanding as of:

December 31, 1997  1,203,195          --              --    1,203,195

Shares granted       280,500          --          498,000     778,500
Shares exercised     (45,200)         --              --      (45,200)
Shares expired      (102,500)         --           (5,000)   (107,500)
                   ----------      ------         --------   ---------
December 31, 1998  1,335,995          --          493,000    1,828,995

Option price range
per share        $.50 - $.90                     $    .73


3.     Common and preferred stock

The following is a summary of common stock transactions during 1998:


	                                 Number of           Price
                                      Shares Issued      Per Share
                                      -------------      ---------

Stock issued for services			              50,500         $     .50
Stock issued for cash upon
exercise of stock options                 45,200         $     .50
Stock issued for acquisition
of Projected Learning
Programs, Inc.                           175,000         $    1.00
Stock issued for acquisition
of Learning Pathways, Ltd.               510,030         $    1.30
Stock issued upon conversion of
note payable and accrued interest
to shareholders                          458,767         $     .13


The Company amended its Articles of Incorporation during 1998, increasing the authorized number of common shares to 30,000,000 shares with a par value of $.025 per share.

4.     Notes Payable and Long-term debt

The Company had the following indebtedness under notes and loan agreements:


                                  Current       Long-term      Total
                                 ---------      ---------     -------

Line of credit with bank,
originated June 9, 1998, matures
April 30, 1999; maximum line -
$500,000, interest at prime rate
payable monthly (7.75% at December
31, 1998), principal due at
maturity, secured by accounts
receivable and inventory         $  30,000      $      --     $ 30,000

Line of credit with bank,
originated December 4, 1998,
matures April 30, 1999; maximum
line - $850,000, interest at
prime rate payable monthly
(7.75% at December 31, 1998),
principal due at maturity,
secured by accounts receivable
and inventory                       36,000             --       36,000


Note payable to affiliate for
acquisition of subsidiary,
dated February 26, 1998,
maturing March 5, 2000,
bearing interest at 10%, payable
in 24 monthly installments.
Original loan $50,000               25,812           4,557      30,369

Various installment notes payable,
bearing interest at 9% - 9.6%,
maturing between 2001 and 2002.
Monthly payments totaling $5,717.
Collateralized by office equipment  32,874          81,185     114,059
                                  --------        --------    --------
                                 $ 124,686     $    85,742   $ 210,428


The Company anticipates that the bank lines of credit will be renewed upon their April 30, 1999 maturity.

Aggregate maturities of notes payable are as follows:

1999   $  124,686
2000       39,995
2001       27,888
2002       17,859
       ----------
       $  210,428

Interest incurred on notes payable for the years ended December 31, 1998 and 1997 totaled $14,075 and $5,710, respectively.

5.     Operating leases

The Company rents office space under a lease agreement; dated March 1, 1996 through February 1999; at the base rate of $5,247 a month. On November 6, 1997 the Company subleased additional office space for an initial base rental of $2,581 a month increasing to $3,073 over the term of the lease. The leases, which expired February 28, 1999, were extended for three years. The new lease includes additional space and has an initial base rate of $10,437 per month. Total office rent expense for the years ended December 31, 1998 and 1997 was $99,041 and $68,426, respectively.

Future rental commitments under lease agreements are as follows:

                       Office Lease
                       ------------
1999                     $ 121,110
2000                       131,313
2001                       131,313
2002                        21,886
                         ---------
                         $ 405,622



6.     Income taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                         1998                1997
                                        ------              ------
Statutory federal income tax rate        34.0%               34.0%
Prepaid advertising cost                  9.8%                 --
Allowance for uncollectible accounts     (1.3%)		            (3.3%)
Software amortization                      --                (8.2%)
Change in valuation allowance              --              (182.0%)
Property and equipment depreciation      (5.7%)                .4%
Accrued incentives                        4.2%                 --
Other, net                                1.0%	              8.1%
                                         -----              -------
Effective income tax rate                42.0%	            (151.0%)

Deferred tax liabilities and assets at December 31, are comprised of the following:

                                         1998              1997
                                       --------           -------
Deferred tax liabilities:
Plant and equipment and related
depreciation		                         $ 17,366		       $    1,785
Prepaid advertising                      67,027                 --
                                       --------          ---------
Total deferred tax liabilities         $ 84,393         $    1,785

Deferred tax assets:
Receivables allowance                  $ 26,400         $   13,122
Net operating loss carryforward         868,515          1,474,484
Capitalized software & other intangible
and related amortization                  6,401             33,333
Valuation allowance                          --                 --
                                       --------         ----------
Total deferred tax assets               901,316          1,520,939

Net deferred tax asset                 $816,923         $1,519,154

Prior to 1996, the Company had incurred net operating losses since its inception in 1981. As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $2,752,000 of net operating loss carryforwards during the years ending December 31, 1996 through December 31, 1998. Management believes that the Company will be generating net income in future years, and therefore, a deferred tax asset resulting from the net operating loss carryforwards, in the amount of $1,825,206, was recorded on the Company's financial statement at January 1, 1997. No valuation allowance has been recorded against the deferred tax asset.

The Company has available net operating loss carry forwards of approximately $2,100,000 for regular tax purposes and for alternative minimum purposes expiring between the years 2000 and 2012.

7.     Royalty agreements

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments ranging from 1% to 5% of net collected sales on those particular titles. These agreements expire in the years 2000 and 2005. The Company entered into distribution agreements for the sale of other software curriculum and guidebooks during 1998. Royalty expense totaled $145,605 and $38,390 in 1998 and 1997, respectively.

8.     Related party transactions

The Company has an outstanding note payable, totaling $30,369 at December 31, 1998, to a shareholder for part of the acquisition price of a subsidiary. The Company is also indebted to a shareholder for temporary advances of $91,319 and owes $82,880 to an affiliate for the acquisition of a subsidiary.

The Company paid accrued consulting fees to a company owned by its President in the amount of $25,556 during 1998 and $11,551 of relocation expenses during 1997. Consulting fees totaling $8,833 and $1,733 were also paid to directors during 1998 and 1997, respectively.



9.     Significant customers and concentration of credit risk

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of revenues in 1998. In 1997, the Company had one customer that accounted for more than 10% of total revenues; National School Services, $506,009 or 13.8%.

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

The Company has employment agreements with its officers which include salary terms and severance benefits.

11.     Accrued liabilities

Accrued liabilities are comprised of the following at December 31, 1998:

Accrued profit sharing                           $ 73,251
Accrued payroll and taxes                          44,517
Accrued commissions                                96,353
Accrued royalties                                  99,524
Accrued professional costs                         30,879
Accrued foreign taxes                              17,866
Accrued - other                                    88,628
                                                 --------
                                                $ 451,018

12.     Profit sharing plan

On July 1, 1997, the Board of Directors adopted a profit sharing Program whereby 5% of the Company's pretax profits are accrued to a profit sharing pool. The amounts paid to individual employees will be determined based upon performance and upon annual salary. Ten percent of the pool will be paid based upon employee performance and 90% of the pool will be allocated based upon annual salary. The Company's profit sharing expense totaled $95,644 and $24,077 for 1998 and 1997, respectively.

13.     Litigation

During July 1997, the Company filed a trademark infringement action against Jostens Learning Corporation for unauthorized use of the Company's registered
A+ trademark. It is the belief of the Company that Jostens' unauthorized use of its registered trademark was damaging to the Company and has caused significant confusion for the Company's customers. The Company has historically and successfully defended its trademark position when it became aware of illegal and unauthorized use. In June, 1998 the Company and Jostens reached a mediated settlement, without proceeding to trial, that was favorable to the Company.

In addition, the Company is the subject of various legal proceedings in the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

14.     Earnings per share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                1998                 1997
                             ----------           ----------
Basic                        12,626,000           12,178,567
Diluted                      13,615,784           13,211,071


For the year ended December 31, 1997, net income for the computation of diluted earnings per share is increased by $5,000 of interest expense assumed not paid on $58,000 of debt assumed converted to 430,906 shares of common stock. This debt, and the accrued interest, were converted to common stock during the year ended December 31, 1998. Employee stock options are also included in the number of diluted common shares using the treasury stock method.

15.     Subsequent events

In March 1999, the Company paid $82,880 that was due to an Affiliate to complete the terms of the Learning Pathways, Ltd. acquisition.


Exhibit 11

Statement re: computation of per share earnings

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                   1998                 1997
                             ----------           ----------
Basic                        12,626,000           12,178,567
Diluted                      13,615,784           13,211,071


For the year ended December 31, 1997, net income for the computation of diluted earnings per share is increased by $5,000 of interest expense assumed not paid on $58,000 of debt assumed converted to 430,906 shares of common stock. This debt, and the accrued interest, were converted to common stock during the year ended December 31, 1998. Employee stock options are also included in the number of diluted common shares using the treasury stock method.


Exhibit 21

Subsidiaries of The American Education Corporation

Projected Learning Programs, Inc., a Nevada corporation

Learning Pathways, Limited, a United Kingdom corporation