Form 10QSB
period 1999-03-31
AMERICAN EDUCATION CORPORATION
filed 1999-05-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-0838184
(IRS Employer Identification number)


7506 North Broadway Extension, Suite 505, Oklahoma City, OK
73116
(Address of principal executive offices)

(405) 840-6031
(Issuer's telephone number, including area code)

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

YES  X   NO__


Number of shares of the registrant's common stock
outstanding as of March 31, 1999:  13,569,076

Transitional Small Business Disclosure Format

YES __   NO  X


THE AMERICAN EDUCATION CORPORATION

                                      INDEX

                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1     Balance Sheets                             3
           March 31, 1999 and December 31, 1998

           Statements of Income                       4
           For the Three Months Ended
           March 31, 1999 and for the Three
           Months Ended March 31, 1998

           Statements of Cash Flows                   5
           For the Three Months Ended March 31,
           1999 and for the Three Months Ended
           March 31, 1998

           Notes to Interim Financial Statements      6


Item 2     Management's Discussion and Analysis       8
           Of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          11

SIGNATURE PAGE                                       13


PART I - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                     31-Mar-99         31-Dec-98
                                     Unaudited          Audited
ASSETS

Current assets:
     Cash and cash equivalents      $   703,989      $   720,838
     Accounts receivable, net of
     allowance for returns and
     uncollectible accounts of
     $95,239 and $98,515              1,478,088        1,396,021
     Inventories                         92,437           96,248
     Prepaid expenses and deposits      389,146          324,647
                                      ---------        ---------
     Total current assets             2,663,660        2,537,754

Property and equipment, at cost         466,370          438,931
     Less accumulated depreciation
     and amortization                  (214,180)        (195,538)
                                       ---------       ---------
          Net property and equipment    252,190          243,393

Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $1,329,725 and $1,239,719     1,273,728        1,181,754
     Goodwill, net of accumulated
     amortization of $51,306 and
     $33,638                          1,009,190        1,009,651
     Deferred income taxes              842,778          857,550
     Other assets                        21,036              -
                                      ---------        ---------
Total other assets                    3,146,732        3,048,955
                                      ---------        ---------

Total Assets                      $   6,062,582    $   5,830,102
                                      ---------        ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   375,545      $   325,840
     Accrued liabilities                358,403          451,018
     Accounts payable - Affiliates       92,604          174,199
     Notes payable and current
     portion of long term debt          232,445          124,686
     Foreign income taxes payable        49,888           23,126
     Deferred income taxes               40,627           40,627
                                      ---------        ---------
Total current liabilities             1,149,512        1,139,496

Long-term debt                           72,652           85,742
                                      ---------        ---------
Total liabilities                     1,222,164        1,225,238
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          13,569,076 shares             339,227          335,577
     Additional paid-in capital       6,268,942        6,151,263
     Retained Earnings / (Deficit)   (1,881,976)      (1,881,976)
     Year to date earnings              114,225              -
                                      ---------        ---------
Total stockholders' equity            4,840,418        4,604,864
                                      ---------        ---------

Total liabilities and stockholders'
equity                              $ 6,062,582     $  5,830,102
                                      ---------        ---------

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED March 31, 1999 AND 1998
(unaudited)
                                         1999          1998
                                   -------------   ------------

Net Sales                           $  1,570,145   $  1,170,220
Cost of goods sold                       292,464        121,454
                                   -------------   ------------
Gross profit                           1,277,681      1,048,766

Operating expenses:
     Sales and marketing                 515,070        373,504
     Operations                           57,077         52,733
     General and administrative          466,786        197,345
     Amortization of capitalized
     software costs                       88,428         59,624
                                   -------------   ------------
Total operating expenses               1,127,361        683,206
                                   -------------   ------------

Operating income                         150,320        365,560

Other income/(expense):
     Interest Income                       5,104          2,386
     Interest Expense                     (6,693)        (4,228)
     Other                                 8,576             80
                                   -------------   ------------
Net income before taxes                  157,307        363,798

     Current income taxes                 27,762          7,000
     Deferred income taxes                15,320        145,684
                                   -------------    -----------
Net income                         $     114,225    $   211,114
                                   -------------    -----------

Basic                                 13,488,520     12,206,985

Earnings per share                 $       0.008    $     0.017

Diluted             		       	        14,142,247     13,361,931

Earnings per share                 $       0.008    $     0.016

The accompanying notes are an integral part of the financial statements.

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(unaudited)

                                         1999           1998
                                    -----------     -----------

Cash flows from operating activities:
Net income                          $   114,225     $   211,114
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization      124,620          63,228
     Reserve for bad debts and returns   (7,587)         (6,366)
     Stock issued for compensation       18,980          20,249
     Other                               (7,653)             -

Changes in assets and liabilities:
     Accounts receivable                (75,026)       (183,019)
     Inventories                          3,812         (16,233)
     Prepaid expenses and other         (64,499)       (206,562)
     Deferred tax asset                  15,319         145,684
     Other assets                       (21,036)             -
     Accounts payable and accrued
     liabilities                         (6,778)         90,608
     Accounts payable - Affiliate       (81,595)         68,824
     Income taxes payable                26,762           6,998
     Customer deposits                  (36,132)        (14,905)
                                    -----------      ----------
     Net cash provide by operating
     activities                           3,412         179,620
                                    -----------      ----------
Cash flow from investing activities:
     Acquisition of net assets of
     subsidiary                              -          (70,275)
     Capitalization of organizational
     costs and goodwill                 (17,218)        (31,564)
     Purchase of capitalized software
     costs                             (181,635)       (137,331)
     Purchase of property and
     equipment                          (26,076)        (12,646)
                                    -----------      ----------
     Net cash used in investing
     activities                        (224,929)       (251,816)

Cash flows from financing activities:
     Proceeds received from issuance
     of debt                            158,475              -
     Principal payments on notes        (63,807)         (3,829)
     Issuance of common stock           110,000              -
                                    -----------      ----------
     Net cash provided by
     financing activities               204,668          (3,829)
                                    -----------      ----------

Net increase (decrease) in cash         (16,849)        (76,025)

Cash at beginning of the period         720,838         283,636
                                    -----------      ----------
Cash at end of the period           $   703,989      $  207,611
                                    -----------      ----------


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION

Part I - NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED March 31, 1999 AND 1998
         --------------------------------------------------

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.    Nature of Business:

The American Education Corporation's (the Company) business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries. Projected Learning Programs, Inc. is a direct mail catalog reseller of primarily other publishers' products to high schools and colleges. Learning Pathways, Ltd. is the exclusive schools and libraries distributor of the print multimedia and online versions of the World Book Encyclopedia in Great Britain.

2.    Basis of Presentation:

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The interim consolidated financial statements at March 31, 1999, and for the three month periods ended March 31, 1999, and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. Certain immaterial amounts in the March 31, 1998 financial statements have been reclassified to conform to the 1999 presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying unaudited interim financial statements for the three month period ending March 31, 1999, are not necessarily indicative of the results which can be expected for the entire year.

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

5.    Goodwill:

Goodwill relates to the acquisition by the Company in 1998 of Projected Learning Programs, Inc. and Learning Pathways, Ltd.
and is amortized over a period of 15 years.

6.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out), or market and consist primarily of packing and educational software materials and World Book Encyclopedia print and multimedia products.

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

10.   Computation of Income Per Share:

Basic earnings per share is calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options to purchase common stock.

11.   Stockholders' Equity:

In February 1999, 100,000 shares of common stock were sold for a total of $100,000.

During the first quarter of 1999, 20,000 options to purchase common stock at $.50 per share were exercised, and the Board of Directors approved the issuance of a total of 26,000 shares of common stock to key employees as a bonus for contributions made to the Company.

At March 31, 1999, paid-in-capital includes $6,903 of foreign currency translation adjustments.

12.   Commitments and Contingencies:

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.

The Company has employment agreements with its officers that include salary terms and severance benefits.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
         -----------------------------------------------

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

The Company's working capital was $1,514,148 at March 31, 1999, an improvement of $115,890 from $1,398,258 at December 31, 1998.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At March 31, 1999, the Company had available bank credit lines for working capital totaling $1,350,000, subject to a borrowing base, of which approximately $1,175,000 was unused.


Impact of The Year 2000

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

The Company is continuing its review and assessment of the potential effect of the Year 2000 Issue. Thus far, the Company has completed the initial review of its information technology systems, including both software and hardware, and determined that they appear to be Year 2000 compliant. Additionally, the Company has begun a previously planned upgrade of its accounting and reporting systems independent of Year 2000 considerations and has selected a Year 2000 compliant system. It is anticipated that the installation will be complete by June 30, 1999. This installation date has not been accelerated by Year 2000 concerns.

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

The Company's bank has run tests to determine whether Year 2000 issues would affect their systems. They believe that their systems will not be affected in any significant way. The Company is still evaluating its non-information technology systems. Based on its preliminary assessment, the Company currently believes that these systems are or will be Year 2000 compliant. News reports indicate that providers of utilities such as electricity, gas and telephone services are taking appropriate steps to minimize any disruption in services. The Company has not yet developed a contingency plan but will determine if it appears one may be necessary as the current assessment is refined.

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



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998
---------------------------------------------------------

Net sales for the three months ended March 31, 1999, totaled $1,570,145 compared to $1,170,220 for the same period in 1998.
This represents an increase of approximately 34% over the 1998 quarter. The increase in sales for the first quarter of 1999 over the comparable quarter in 1998 is attributable to increases net sales for the Company, the Company's catalog division and the inclusion of the results of the Company's United Kingdom subsidiary, Learning Pathways, Ltd. ("LPL").

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 1999, increased to 18.6% from 10.4% in the three-month period ending March 1998. This increase is attributable to a change in the Company's product mix by the addition of lower gross margin products sold by Projected Learning Programs ("PLP") and LPL. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. Consolidated Company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales and LPL World Book resale products become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,127,361 for the three months ended March 31, 1999, compared to $683,206 for the previous year. As a percentage of sales revenue, operating expenses increased from 58.4% in 1998 to 71.8% in 1999.

Selling and marketing costs increased by approximately 38%, from $373,504 for the three months ended March 31, 1998, to $515,070 for the current period. As a percentage of net revenues, however, the amounts are relatively unchanged, increasing from 31.9% to 32.8%. The higher selling expenses are the result of personnel costs of new hires in connection with management's planned increase in the size of both the inside and field sales forces. Management believes that the Company is required to make these investments to maintain its rate of growth in future years.

General and administrative and operations expenses increased from $250,078 to $523,863. This increase is primarily attributable to the planned increases in administrative and support staff added over the prior year to prepare the Company to handle the increased sales that management believes will occur in 1999. The Company also had higher costs associated with activities to support the development of Version 3.0 and new curriculum content development. In addition, the administrative costs of LPL are now included in the consolidated corporate results in 1999.

Net income for the three months ended March 31, 1999, was $114,225 compared to $211,114 for the same period in 1998. This decrease is primarily a result of the increase in costs noted above.

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




THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
          -----------------


Item 1.     Legal Proceedings
            -----------------

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities
            ---------------------

In February, 1999 the Company sold 100,000 shares of common stock for a total of $100,000.

In the quarter ended March 31, 1999, 20,000 shares of common stock were issued at $.50 per share as a result of exercise of options by current and former employees of the Company. In addition, the Company issued 26,000 shares of common stock to key employees as a bonus for contributions made to the Company.

On January 1, 1999, in accordance with the Directors' Stock Option Plan, each of the Company's outside directors, Newton Fink, Monty McCurry and Stephen Prust were granted options to purchase 3,000 shares of the Company's common stock at $.73 per share. The options expire on January 1, 2002.

The Company relied upon exemptions from registration provided by, among others, Sections 4(2) and 4(6) of the Securities Act and Regulation D of the Rules and Regulations thereof, as these transactions did not involve public offerings and/or were limited to accredited investors.


Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Security Holders

None

Item 5.     Other Information

The 1999 Annual Meeting of Shareholders has been tentatively scheduled for July 1999. Shareholders will receive timely notice when the final date is determined.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following documents have been filed as a part of this report:

Exhibit No.                    Description of Exhibits
----------------------------------------------------------------------
    3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25,
               1998)

    3.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

    4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

   10.1 Promissory Note issued by the Company to Rich Carle for the acquisition of Projected Learning Systems, Inc., (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

   10.2 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24,
               1998)

   10.3 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

   10.4 Loan Agreement and Promissory Note between the Company and UMB Oklahoma Bank establishing a line of credit for working capital (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

   10.5 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15,
               1998).

   27 Financial Data Schedule (filed herewith; electronic filing only)


(b) Reports on Form 8-K

Current Report on Form 8-K filed February 11, 1999 regarding the acquisition of Learning Pathways, Limited.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


May 14, 1999

By:  s/a Jeffrey E. Butler
     Chief Executive Officer
     Chairman of the Board
     Treasurer