Form 10QSB
period 1999-06-30
AMERICAN EDUCATION CORPORATION
filed 1999-08-16
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
----------------------------------
(Exact name of registrant as specified in its charter)

Colorado
--------
(State or other jurisdiction of incorporation or organization)

84-0838184
----------
(IRS Employer Identification number)


7506 North Broadway Extension, Suite 505, Oklahoma City, OK 73116
-----------------------------------------------------------------
(Address of principal executive offices)

(405) 840-6031
--------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO__

Number of shares of the registrant's common stock outstanding as of June 30,
1999:               13,693,256

Transitional Small Business Disclosure Format

YES __   NO X


THE AMERICAN EDUCATION CORPORATION

                                      INDEX

                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                3
           June 30, 1999 and December 31, 1998

           Consolidated Statements of Income          4
           For the Three Months Ended
           June 30, 1999 and for the Three
           Months Ended June 30, 1998

           For the Six Months Ended June 30, 1999     5
           And for the Six Months Ended June 30,
           1998

           Consolidated Statements of Cash Flows      6
           For the Six Months Ended June 30, 1999
           And for the Six Months Ended June 30,
           1998

           Notes to Interim Consolidated Financial    7
           Statements


Item 2     Management's Discussion and Analysis       9
           Of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          13

SIGNATURE PAGE                                       15




PART I - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                   June 30, 1999   December 31, 1998
                                     Unaudited          Audited
                                   -------------   -----------------
ASSETS

Current assets:
     Cash and cash equivalents      $   734,846      $   720,838
     Accounts receivable, net of
     allowance for returns and
     uncollectible accounts of
     $97,099 and $98,515              2,345,662        1,396,021
     Inventories                        197,128           96,248
     Prepaid expenses and deposits      354,677          324,647
                                      ---------        ---------
     Total current assets             3,632,313        2,537,754

Plant and equipment, at cost
     Less accumulated depreciation
     and amortization of $237,829
     and $195,538                       385,254          243,393


Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $1,425,804 and $1,239,719     1,492,743        1,181,754
     Goodwill, net of accumulated
     amortization of $69,203 and
     $33,638                          1,004,307        1,009,651
     Deferred income taxes              463,041          857,550
     Other assets                        21,036              -
                                      ---------        ---------
Total other assets                    2,981,127        3,048,955
                                      ---------        ---------

Total Assets                      $   6,998,694    $   5,830,102
                                      ---------        ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   385,727      $   325,840
     Accrued liabilities                537,905          451,018
     Accounts payable - Affiliates       93,903          174,199
     Notes payable and current
     portion of long term debt          222,204          124,686
     Foreign income taxes payable        73,020           23,126
     Deferred income taxes               40,627           40,627
                                      ---------        ---------
Total current liabilities             1,353,386        1,139,496

Long-term debt                          111,205           85,742
                                      ---------        ---------
Total liabilities                     1,464,591        1,225,238
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity:
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          13,693,256 shares             342,331          335,577
     Additional paid-in capital       6,339,030        6,151,263
     Retained Earnings / (Deficit)   (1,881,976)      (1,881,976)
     Year to date earnings              734,718              -
                                      ---------        ---------
Total stockholders' equity            5,534,103        4,604,864
                                      ---------        ---------

Total liabilities and stockholders'
equity                              $ 6,998,694     $  5,830,102
                                      ---------        ---------

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)
                                         1999          1998
                                   -------------   ------------

Net Sales                           $  2,777,748   $  1,938,336
Cost of goods sold                       234,787        214,311
                                   -------------   ------------
Gross profit                           2,542,961      1,724,025

Operating expenses:
     Sales and marketing                 811,255        401,531
     Operations                           47,608         75,012
     General and administrative          555,610        376,565
     Amortization of capitalized
     software costs                       95,851         55,785
                                   -------------   ------------
Total operating expenses               1,510,324        908,893
                                   -------------   ------------

Operating income                       1,032,637        815,132

Other income/(expense):
     Interest Income                       3,783          1,940
     Interest Expense                     (7,899)        (2,802)
     Other, net                           (3,539)         3,667
                                   -------------   ------------
Net income before taxes                1,024,982        817,937

     Current income taxes                 24,752          1,260
     Deferred income taxes               379,737        238,836
                                   -------------    -----------
Net income                         $     620,493    $   577,841
                                   -------------    -----------

Basic                                 13,693,256     12,262,560

Earnings per share                 $       0.045    $     0.047

Diluted                               14,374,739     13,447,887

Earnings per share                 $       0.043    $     0.043

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)
                                         1999          1998
                                   -------------   ------------

Net Sales                           $  4,347,893   $  3,108,556
Cost of goods sold                       527,251        335,764
                                   -------------   ------------
Gross profit                           3,820,642      2,772,792

Operating expenses:
     Sales and marketing               1,326,326        775,036
     Operations                          104,685        139,518
     General and administrative        1,022,396        573,909
     Amortization of capitalized
     software costs                      184,280        103,636
                                   -------------   ------------
Total operating expenses               2,637,687      1,592,099
                                   -------------   ------------

Operating income                       1,182,955      1,180,693

Other income/(expense):
     Interest Income                       8,887          4,326
     Interest Expense                    (14,592)        (7,030)
     Other, net                            5,039          3,746
                                   -------------   ------------
Net income before taxes                1,182,289      1,181,735

     Current income taxes                 52,514          8,260
     Deferred income taxes               395,057        384,520
                                   -------------    -----------
Net income                         $     734,718    $   788,955
                                   -------------    -----------

Basic                                 13,589,125     12,262,560

Earnings per share                 $       0.054    $     0.064

Diluted                               14,670,208     13,447,887

Earnings per share                 $       0.050    $     0.059

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)

                                         1999           1998
                                    -----------     -----------

Cash flows from operating activities:
Net income                          $   734,718     $   788,955
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization      257,183         136,006
     Reserve for bad debts and returns   (5,728)         46,736
     Stock issued for compensation       91,040          20,250
     Other                               (7,718)             -

Changes in assets and liabilities:
     Accounts receivable               (944,330)     (1,041,815)
     Inventories                       (100,879)        (23,502)
     Prepaid expenses and other         (16,095)       (126,700)
     Deferred tax asset                 395,057         379,229
     Other assets                       (21,036)             -
     Accounts payable and accrued
     liabilities                        182,057         170,058
     Accounts payable - Affiliate       (80,297)         68,824
     Income taxes payable                47,737              -
     Customer deposits                  (51,352)        (47,429)
                                    -----------      ----------
     Net cash provided by operating
     activities                         480,357         370,612
                                    -----------      ----------
Cash flow from investing activities:
     Acquisition of net assets of
     subsidiary                              -          (70,275)
     Capitalization of organizational
     costs and goodwill                 (30,233)        (35,728)
     Purchase of capitalized software
     costs                             (495,657)       (307,856)
     Purchase of property and
     equipment                         (179,016)        (29,433)
                                    -----------      ----------
     Net cash used in investing
     activities                        (704,906)       (443,292)

Cash flows from financing activities:
     Proceeds received from issuance
     of debt                            250,384          27,992
     Principal payments on notes       (127,402)        (18,430)
     Issuance of common stock           115,575              -
                                    -----------      ----------
     Net cash provided by
     financing activities               238,557           9,562
                                    -----------      ----------

Net increase (decrease) in cash          14,008         (63,118)

Cash at beginning of the period         720,838         283,636
                                    -----------      ----------
Cash at end of the period           $   734,846      $  220,518
                                    -----------      ----------


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION

Part I - NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1. Nature of Business:

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Projected Learning Programs, Inc., ("PLP") and Learning Pathways, Ltd. ("LPL"). PLP is a direct mail catalog reseller of primarily other publishers' products to high schools and colleges. LPL is the exclusive schools and libraries distributor of the print multimedia and online versions of the World Book Encyclopedia in Great Britain.


2. Basis of Presentation:

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company's consolidated financial statements include the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

The interim consolidated financial statements at June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. Certain immaterial amounts in the June 30, 1998 financial statements have been reclassified to conform to the 1999 presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 1999 are not necessarily indicative of the results that can be expected for the entire year.

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


3.  Revenue Recognition:

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position
97-2 on software revenue recognition.


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


5.  Goodwill:

Goodwill relates to the acquisitions in 1998 of PLP and LPL and is amortized over a period of fifteen (15) years.


6.  Inventories:

Inventories are stated at the lower of cost (first-in, first-out), or market, and consist primarily of educational software materials, packing materials and World Book Encyclopedia print and multimedia products.


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


10.  Computation of Earnings Per Share:

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options to purchase common stock.



11.  Stockholders' Equity:

During the quarter ended June 30, 1999, the Board of Directors approved the issuance of a total of 116,680 shares of common stock to key employees, outside directors and major distributors in recognition of contributions made to the Company. In addition, 7,500 options to purchase common stock at $.73 to $.75 were exercised.

At June 30, 1999, paid-in capital includes $11,519 of foreign currency translation adjustments.


12.  Commitments and Contingencies:

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This report contains forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures,earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.


Liquidity and Capital Resources
-------------------------------

For the six-month period ended June 30, 1999, the Company generated $480,357 of cash flow from operating activities as compared to $370,612 or an increase of 30% over the same period of the prior year. Cash was used principally to fund product development costs and purchase capital equipment. The Company's working capital was $2,278,927 at June 30, 1999, an improvement of 63% or $880,669 from $1,398,258 at December 31, 1998. This significant improvement is associated with higher levels of sales during the period. The Company believes that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 1999.

Additional working capital beyond that available within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At June 30, 1999, the Company had available bank credit lines for working capital totaling $1,350,000, of which approximately $1,225,000 was unused.


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

The Company is continuing its review and assessment of the potential effect of the Year 2000 Issue. Thus far, the Company has completed a review of its information technology systems, including both software and hardware, and determined that they appear to be Year 2000 compliant. Additionally, the Company has almost completed a previously planned upgrade of its accounting and reporting systems independent of Year 2000 considerations and is installing a Year 2000 compliant system. It is anticipated that the installation will be complete by August 31, 1999.

The Company has tested the educational software systems that it produces for sale and believes they are Year 2000 compliant.

The Company has been contacting critical suppliers of products and services to determine the extent to which the Company may be at risk if such parties fail to resolve their own Year 2000 Issues. These actions are an attempt to mitigate any risks that may be perceived by such possible failures. However, the effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

The Company's bank has run tests to determine whether Year 2000 Issues would affect their systems. They believe that their systems will not be affected in any significant way. The Company is still evaluating its non-information technology systems. Based on its preliminary assessment, the Company currently believes that these systems are or will be Year 2000 compliant. News reports indicate that providers of utilities such as electricity, gas and telephone services are taking appropriate steps to minimize any disruption in services. While the Company currently believes that such disruptions are unlikely, there can be no absolute assurance that they will not occur.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------

Net sales for the three months ended June 30, 1999, totaled $2,777,748 compared to $1,938,336 for the same period in 1998. This represents an increase of approximately 43% over the comparable 1998 quarter. The increase in sales for the second quarter of 1999 over the comparable quarter in 1998 is attributable to increases in net sales for the Company and the inclusion of the results of the Company's United Kingdom subsidiary, Learning Pathways, Ltd., which was acquired by the Company effective October 1998. First orders for the A+dvanced Learning System registered trademark software that was modified for the UK educational standards have been received and were shipped in the latter part of the second quarter.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 1999 decreased to 8.5% from 11.1% for the same period in 1998. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. The decrease in percentage is attributable to the increase in sales without a comparable increase in cost of sales due to their fixed nature, offset to a certain extent by the addition in 1999 of lower gross margin products sold by LPL.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,510,324 for the three months ended June 30, 1999, compared to $908,893 for the previous year. As a percentage of sales revenue, operating expenses increased from 46.9% in 1998 to 54.4% in 1999. This increase is primarily due to a planned investment in product development and personnel infrastructure to allow the Company to meet its growth objectives in future years.

Selling and marketing costs increased by approximately 102%, from $401,531 for the three months ended June 30, 1998, to $811,255 for the current period. As a percentage of net revenues, these costs increased from 20.7% to 29.2%. The higher selling expenses are the result of the inclusion of LPL's marketing and selling costs in the consolidated results and management's decision to increase in the size of both the inside and field sales forces. Management believes that the Company is required to make these investments to maintain its historical rate of growth into future years.

General and administrative and expenses, including operations, on a consolidated basis increased from $451,577 to $603,218, but as a percentage of net revenues decreased from 23.3% to 21.7%. The dollar increase is primarily attributable to the planned increases in administrative, development and support staff added over the last six months to prepare the Company to handle the increases in overall business activity that have occurred. Management believes the Company will continue to experience favorable growth trends in 1999 and future years. The Company also experienced higher costs associated with activities to support the development of A+SSESS! Version 3.0, the new
Java 2-based A+nyWhere Learning System trademark and new curriculum content development associated with the new product family scheduled for late 1999 release. In addition, the administrative costs of LPL are now included in the consolidated corporate results in 1999.

Net income for the three months ended June 30, 1999, was $620,493 compared to $577,841 for the same period in 1998, or an increase of 7.4%.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------------------

Revenues for the six months ended June 30, 1999, totaled $4,347,893 as compared to $3,108,556 for the same 1998 period. This represents an increase of approximately 40% for the comparable 1999 six-month period. This significant increase in the 1999 total company revenues highlights the increasing acceptance of the Company's A+dvanced Learning System family of products, which is now installed in over 6,500 U.S. and Puerto Rican schools. The 1999 total revenues also reflect the inclusion of the results of LPL in the consolidated financial statements. First orders for the A+dvanced Learning System software that has been modified for use in the UK schools have been received and were shipped in the latter part of the second quarter.

Cost of goods sold as a percentage of net revenues for the six months ended June 30, 1999, increased to 12.1% from 10.8% in 1998. This increase is attributed to a change in the Company's sales mix by the addition of the lower gross margin products sold by PLP and LPL. AEC's gross margins for the six-month period in 1999, excluding PLP and LPL, remained at 94% of net revenues, unchanged from the same period in 1998. Cost of goods sold represents the actual cost to produce the software products, or in the case of PLP or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. Consolidated company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales and LPL World Book resale products become a higher percentage of total corporate revenues.

Total operating expenses, which include selling, marketing, general and administrative, operations and amortization of product development costs were $2,637,687 for the six months ended June 30, 1999, compared to $1,592,099 for the previous year, an increase of approximately 66%. As a percentage of sales revenue, operating expenses increased from 51.2% in 1998 to 60.7% in 1999 reflecting management's planned investment in company infrastructure to meet anticipated future growth in both the UK and U.S. operations.

On a fully consolidated basis, selling and marketing costs increased by approximately 71%, from $775,036 for the six months ended June 30, 1998 to $1,326,326 for the comparable 1999 period. This increase is attributable to the investment in personnel discussed above, which support the higher sales levels and are necessary to capitalize on what management believes to be significant opportunities for future growth in both the U.S. and UK markets.

General and administrative expenses that include operations and product development expenditures increased from $713,427 to $1,127,081 on a consolidated basis. As a percentage of sales, these expenses increased from 23% to 26%.
This increase in spending is related to planned increases in the administrative, development and support personnel and the costs associated with the expanded development efforts associated with new technology and curriculum content development. During the first half of 1999, the LPL organization was also expanded to provide the personnel for the modification of the Company's U.S.- based curriculum to meet the criteria of the British educational system.

As a result of the higher sales combined with the higher operating costs as discussed above, pre-tax income for the six months ended June 30, 1999 was relatively unchanged from the prior year with $1,182,289 compared to the $1,181,735 recorded in 1998. Management believes that these results are excellent in light of intensive development programs in both the U.S. and the UK to prepare the Company for future growth and the release of a major new product offering later in 1999.

Net income for the six months ended June 30, 1999 was $734,718 compared to $788,955 for the same period in 1998. This decrease is a result of a higher estimate for the provision for income taxes as a percent of pre-tax income in 1999 compared to 1998. Diluted earnings per share were $.050 in 1999 based on 14,670,208 shares outstanding compared to $.059 in 1998 based on 13,447,887 shares outstanding. The increase in diluted shares outstanding is a result of the issuance of common stock for the purchase of LPL, key employee stock awards for services, and issuance of stock options.

Company management believes that significant future opportunities exist in the school, adult literacy and home markets for future company growth. The Company recently announced the beta release of A+SSESS Version 3.0 and the A+nyWhere Learning System trademark, which is designed to meet the distributed/connected environment that exists in many progressive school districts. This Java 2-based product family will assess, prescribe and deliver the appropriate company educational content to meet individual student learning needs. This product family opens the door to Internet-delivered distributed learning business and other new business models for the Company.

The Company is now equipped with a range of Macintosh and Windows instructional software engines that facilitate the low cost and rapid development of new subject titles. In addition, the Company has expanded its content and intellectual property base with the internal development of substantial educational content to maintain its future competitive position during the first six months of 1999. Management believes, as a result of these ongoing investments in curriculum content and technology, that the Company is well positioned to compete in the K-12, adult and correctional market segments of the educational technology industry. Management also believes that its expanded employee base of technical and business professionals has materially strengthened the Company's future competitive position. The Company is now active in both the U.S. and UK markets and has, during the first six months of 1999, significantly expanded company product offerings, manpower and distribution strengths.


THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities

During the quarter ended June 30, 1999, the Board of Directors approved the issuance of a total of 116,680 shares of common stock to key employees, outside directors and major distributors in recognition of contributions made to the Company. In addition, 7,500 options to purchase common stock at $.73 to $.75 were exercised.

Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

On July 23, 1999, the Company held its annual meeting of shareholders. There were four proposals submitted to the shareholders for approval; one of which was the election of directors. The following five nominees, who were all of the current directors of the Company, were re-elected to serve on the Board of Directors until their successors are duly elected and qualified: Jeffrey E. Butler, Monty C. McCurry, Newton Fink, Stephen E. Prust and Geoffrey Glossop.

The following is a tabulation with respect to the votes for each nominee for office:

                                 FOR                WITHHELD
                              ----------            --------

Jeffrey E. Butler             12,101,618	            18,364

Monty C. McCurry              12,101,618	            18,364

Newton Fink                   12,101,618	            18,364

Stephen E. Prust              12,101,618	            18,364

Geoffrey Glossop              12,103,218             16,764

The second proposal submitted to the shareholders was a proposal to amend the Company's Articles of Incorporation to permit the Company's Board of Directors to declare up to a one-for-four share reverse stock split. The proposal was approved by the following vote:

FOR                   AGAINST                  ABSTAIN
----------            -------                  -------

11,370,848            735,195                   13,939


The third proposal was a proposal to ratify the selection of Steakley, Gilbert & Bozalis, P.C. as the independent accountants for the Company for the fiscal year ending December 31, 1999. The selection of Steakley, Gilbert & Bozalis, P.C. was ratified by the following vote:

FOR                   AGAINST                 ABSTAIN
----------            -------                 -------

12,089,740             17,168	                 13,074

The fourth proposal was a proposal to amend the Company's Stock Option Plan for Employees to increase the number of options in the Plan from 750,000 to 1,050,000. The amendment was approved by the following vote:

FOR                   AGAINST	               ABSTAIN
----------            -------                -------

11,992,700             65,778                 61,504


Item 5.     Other Information

Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits have been filed as a part of this report:


Exhibit No.                    Description of Exhibits
------------------------------------------------------------------------
    3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25,
               1998)

    3.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

    4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-18 (File No. 2-78660-D))

   10.1 Promissory Note issued by the Company to Richard Carle for the acquisition of Projected Learning Systems, Inc., (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

   10.2 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24,
               1998)

   10.3 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

   10.4 Loan Agreement and Promissory Note between the Company and UMB Oklahoma Bank establishing a line of credit for working capital (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998)

   10.5 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15,
               1998)

   27 Financial Data Schedule (filed herewith; electronic filing only)




SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


August 16, 1999

By:  s/a Jeffrey E. Butler
     Chief Executive Officer
     Chairman of the Board
     Treasurer