Form 10QSB
period 1999-09-30
AMERICAN EDUCATION CORPORATION
filed 1999-11-12
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
----------------------------------
(Exact name of registrant as specified in its charter)

Colorado
--------
(State or other jurisdiction of incorporation or organization)

84-0838184
----------
(IRS Employer Identification number)

7506 North Broadway Extension, Suite 505, Oklahoma City, OK  73116
------------------------------------------------------------------
(Address of principal executive offices)

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

YES __   NO X


THE AMERICAN EDUCATION CORPORATION



                                      INDEX

                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                3
           September 30, 1999 and
           December 31, 1998

           Consolidated Statements of Income          4
           For the Three Months Ended
           September 30, 1999 and for the Three
           Months Ended September 30, 1998

           For the Nine Months Ended September 30,    5
           1999 and for the Nine Months Ended
           September 30, 1998

           Consolidated Statements of Cash Flows      6
           For the Nine Months Ended September 30,
           1999 and for the Nine Months Ended
           September 30, 1998

           Notes to Interim Consolidated Financial    7
           Statements


Item 2     Management's Discussion and Analysis       9
           of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          13

SIGNATURE PAGE                                       15




PART I - FINANCIAL INFORMATION


ITEM 1
------

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS



                               September 30, 1999  December 31, 1998
                                    Unaudited            Audited
                               ------------------  -----------------
ASSETS

Current assets:
     Cash and cash equivalents      $ 1,143,484      $   720,838
     Accounts receivable, net of
      allowance for returns and
      uncollectible accounts of
      $112,634 and $98,515            2,132,332        1,396,021
     Inventories                        185,308           96,248
     Prepaid expenses and deposits      417,319          324,647
                                      ---------        ---------
     Total current assets             3,878,443        2,537,754

Plant and equipment, at cost
     Less accumulated depreciation
      and amortization of $263,528
      and $195,538                      426,771          243,393


Other assets:
     Capitalized software costs,
      net of accumulated amortization
      of $1,533,302 and $1,239,719    1,685,969        1,181,754
     Goodwill, net of accumulated
      amortization of $87,095 and
      $33,638                           986,416        1,009,651
     Deferred income taxes              313,994          857,550
     Other assets                        21,036              -
                                      ---------        ---------
Total other assets                    3,007,415        3,048,955
                                      ---------        ---------

Total Assets                      $   7,312,629    $   5,830,102
                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   365,024      $   325,840
     Accrued liabilities                678,344          451,018
     Accounts payable - Affiliates       95,216          174,199
     Notes payable and current
      portion of long term debt         129,749          124,686
     Foreign income taxes payable        86,428           23,126
     Deferred income taxes               40,627           40,627
                                      ---------        ---------
Total current liabilities             1,395,388        1,139,496

Long-term debt                          137,479           85,742
Other liabilities                         6,450              -
                                      ---------        ---------
Total liabilities                     1,539,317        1,225,238
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity:
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          13,693,256 shares             342,331          335,577
     Additional paid-in capital       6,347,971        6,151,263
     Retained Earnings / (Deficit)   (1,881,976)      (1,881,976)
     Year-to-date earnings              964,986              -
                                      ---------        ---------
Total stockholders' equity            5,773,312        4,604,864
                                      ---------        ---------

Total liabilities and stockholders'
 equity                             $ 7,312,629     $  5,830,102
                                      =========        =========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)
                                         1999          1998
                                   -------------   ------------

Net Sales                           $  2,143,201   $  1,529,188
Cost of goods sold                       184,167        176,776
                                   -------------   ------------
Gross profit                           1,959,034      1,352,412

Operating expenses:
     Sales and marketing                 898,930        438,928
     Operations                           67,676         80,096
     General and administrative          506,909        314,265
     Amortization of capitalized
      software costs                     107,263         62,672
                                   -------------   ------------
Total operating expenses               1,580,778        895,961
                                   -------------   ------------

Operating income                         378,256        456,451

Other income/(expense):
     Interest Income                       8,514          4,515
     Interest Expense                     (7,030)        (7,807)
     Other, net                           (4,261)        58,624
                                   -------------   ------------
Net income before taxes                  375,479        511,783

     Current income taxes                  9,932          9,978
     Deferred income taxes               135,279        249,538
                                   -------------    -----------
Net income                         $     230,268    $   252,267
                                   =============    ===========

Basic                                 13,693,256     12,323,579

Earnings per share                 $       0.017    $     0.020

Diluted                               14,396,654     13,370,007

Earnings per share                 $       0.016    $     0.019

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)
                                         1999          1998
                                   -------------   ------------

Net Sales                           $  6,491,095   $  4,637,744
Cost of goods sold                       711,419        512,540
                                   -------------   ------------
Gross profit                           5,779,676      4,125,204

Operating expenses:
     Sales and marketing               2,225,256      1,213,963
     Operations                          172,361        219,614
     General and administrative        1,529,305        888,174
     Amortization of capitalized
      software costs                     291,543        166,308
                                   -------------   ------------
Total operating expenses               4,218,465      2,488,059
                                   -------------   ------------

Operating income                       1,561,211      1,637,145

Other income/(expense):
     Interest Income                      17,401          8,841
     Interest Expense                    (21,622)       (14,837)
     Other, net                              779         62,370
                                   -------------   ------------
Net income before taxes                1,557,769      1,693,519

     Current income taxes                 62,446         18,238
     Deferred income taxes               530,337        634,058
                                   -------------    -----------
Net income                         $     964,986    $ 1,041,223
                                   =============    ===========

Basic                                 13,624,217     12,323,579

Earnings per share                 $       0.071    $     0.084

Diluted                               14,327,615     13,370,007

Earnings per share                 $       0.067    $     0.078

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)

                                         1999           1998
                                    -------------   -----------

Cash flows from operating activities:
Net income                          $   964,986     $ 1,041,223
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization      415,030         216,106
     Reserve for bad debts and returns   14,119          19,554
     Stock issued for compensation       91,040          20,250
     Other                               (3,142)         46,636

Changes in assets and liabilities:
     Accounts receivable               (750,430)       (698,045)
     Inventories                        (89,060)        (28,670)
     Prepaid expenses and other         (92,672)       (199,170)
     Deferred tax asset                 543,556         628,767
     Other assets                       (21,036)             -
     Accounts payable and accrued
      liabilities                       266,510         (39,385)
     Accounts payable - Affiliate       (78,983)         72,006
     Income taxes payable                63,302              -
     Customer deposits                    6,450              -
                                    -----------      ----------
     Net cash provided by operating
      activities                      1,329,670       1,079,272
                                    -----------      ----------
Cash flow from investing activities:
     Acquisition of net assets of
      subsidiary                             -          (70,275)
     Capitalization of organizational
      costs and goodwill                (30,233)        (33,793)
     Purchase of capitalized software
      costs                            (797,798)       (438,191)
     Purchase of property and
      equipment                        (251,368)        (22,905)
                                    -----------      ----------
     Net cash used in investing
      activities                     (1,079,399)       (565,164)

Cash flows from financing activities:
     Proceeds received from issuance
      of debt                           290,817              -
     Principal payments on notes       (234,017)        (37,975)
     Issuance of common stock           115,575          27,680
                                    -----------      ----------
     Net cash provided by
      financing activities              172,375         (10,295)
                                    -----------      ----------

Net increase (decrease) in cash         422,646         503,813

Cash at beginning of the period         720,838         283,636
                                    -----------      ----------
Cash at end of the period           $ 1,143,484      $  787,449
                                    ===========      ==========


The accompanying notes are an integral part of the financial statements.







THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.  Nature of Business:
-----------------------

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


2.  Basis of Presentation:
--------------------------

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

The interim consolidated financial statements at September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. Certain immaterial amounts in the September 30, 1998 financial statements have been reclassified to conform to the 1999 presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the results that can be expected for the entire year.

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


3.  Revenue Recognition:
------------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 on software revenue recognition.

4.  Capitalized Software Costs:
-------------------------------

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


5.  Goodwill:
-------------

Goodwill relates to the acquisitions in 1998 of PLP and LPL and is amortized over a period of fifteen (15) years.


6.  Inventories:
----------------

Inventories are stated at the lower of cost (first-in, first-out), or market, and consist primarily of educational software materials, packing materials and World Book Encyclopedia print and multimedia products.


7.  Property and Equipment:
---------------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.


8.  Statements of Cash Flows:
-----------------------------

In the Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less. The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.


9.  Income Taxes:
-----------------

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


10.  Computation of Earnings Per Share:
---------------------------------------

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



11.  Stockholders' Equity:
--------------------------

At September 30, 1999, paid-in capital includes $3,730 of foreign currency translation adjustments.


12.  Commitments and Contingencies:
-----------------------------------

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


Liquidity and Capital Resources
-------------------------------

For the nine-month period ended September 30, 1999, the Company generated $1,329,670 of cash flow from operating activities as compared to $1,079,272 or an increase of 23% over the same period of the prior year. Cash was used principally to fund product development costs and purchase capital equipment. The Company's working capital was $2,483,055 at September 30, 1999, an improvement of 78% or $1,084,797 from $1,398,258 at December 31, 1998. This significant improvement is associated with higher levels of sales during the period. The Company believes that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 1999.

Additional working capital beyond that available within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At September 30, 1999, the Company had available bank credit lines for working capital totaling $1,350,000, of which approximately $1,300,000 was unused.


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

The Company is continuing its review and assessment of the potential effect of the Year 2000 Issue. Thus far, the Company has completed a review of its information technology systems, including both software and hardware, and determined that they appear to be Year 2000 compliant. Additionally, the Company has completed a previously planned upgrade of its accounting and reporting systems independent of Year 2000 considerations and installed a Year 2000 compliant system.

The Company has tested the educational software systems that it produces for sale and believes they are Year 2000 compliant.

The Company has contacted critical suppliers of products and services to determine the extent to which the Company may be at risk if such parties fail to resolve their own Year 2000 Issues. These actions are an attempt to mitigate any risks that may be perceived by such possible failures. However, the effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------

Net sales for the three months ended September 30, 1999, totaled $2,143,201 compared to $1,529,188 for the same period in 1998. This represents an increase of approximately 40% over the comparable 1998 quarter. The increase in sales for the third quarter of 1999 over the comparable quarter in 1998 is attributable to increases in net sales for the Company and the inclusion of the results of the Company's United Kingdom subsidiary, Learning Pathways, Ltd., which was acquired by the Company effective October 1998.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 1999 decreased to 8.6% from 11.6% for the same period in 1998. Cost of goods sold represents the actual cost to produce the software products, including certain allocated overhead costs, a portion of which is fixed. The decrease in percentage is attributable to the increase in sales without a comparable increase in cost of sales due to their fixed nature, offset to a certain extent by the addition in 1999 of lower gross margin products sold by LPL.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,580,778 for the three months ended September 30, 1999, compared to $895,961 for the previous year. As a percentage of sales revenue, operating expenses increased from 58.6% in 1998 to 73.8% in 1999. This increase is primarily due to a planned investment in product development and personnel infrastructure to allow the Company to meet its growth objectives in future years.

Selling and marketing costs increased by approximately 105%, from $438,928 for the three months ended September 30, 1998, to $898,930 for the current period. As a percentage of net revenues, these costs increased from 28.7% to 41.9%. The higher selling expenses are the result of the inclusion of LPL's marketing and selling costs in the consolidated results and management's decision to increase in the size of both the inside and field sales forces. Management believes that the Company is required to make these investments to maintain its historical rate of growth into future years.

General and administrative expenses, including operations, on a consolidated basis increased from $394,361 to $574,585, and as a percentage of net revenues increased from 25.8% to 26.8%. The dollar increase is primarily attributable to the planned increases in administrative, development and support staff added over the last nine months to prepare the Company to handle the increases in overall business activity that have occurred. Management believes the Company will continue to experience favorable growth trends in 1999 and future years. The Company also experienced higher costs associated with activities to support the development of A+SSESS! trademark Version 3.0, the new Java 2-based A+nyWhere Learning System registered trademark and the development of new curriculum content. In addition, the administrative costs of LPL are now included in the consolidated corporate results in 1999.

Net income for the three months ended September 30, 1999, was $230,268 compared to $252,267 for the same period in 1998, or a decrease of 8.7%.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------

Revenues for the nine months ended September 30, 1999, totaled $6,491,095 as compared to $4,637,744 for the same 1998 period. This represents an increase of approximately 40% for the comparable 1999 nine-month period. This significant increase in the 1999 total company revenues highlights the increasing acceptance of the Company's A+dvanced Learning System registered trademark family of products which is now installed in over 7,000 schools, centers of adult literacy and correctional institutions. The 1999 total revenues also reflect the inclusion of the results of LPL in the consolidated financial statements.

Cost of goods sold as a percentage of net revenues for the nine months ended September 30, 1999, remained constant at 11.0%, the same as the prior year. AEC's gross margins for the nine-month period in 1999, excluding PLP and LPL, remained at 94% of net revenues, unchanged from the same period in 1998. Cost of goods sold represents the actual cost to produce the software products, or in the case of PLP or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. Consolidated company gross margins are expected to trend down slightly as lower gross margins on PLP catalog sales and LPL World Book resale products become a higher percentage of total corporate revenues.

Total operating expenses, which include selling, marketing, general and administrative, operations and amortization of product development costs were $4,218,465 for the nine months ended September 30, 1999, compared to $2,488,059 for the previous year, an increase of approximately 70%. As a percentage of sales revenue, operating expenses increased from 53.6% in 1998 to 65.0% in 1999 reflecting management's planned investment in company infrastructure to meet anticipated future growth in both the U.K. and U.S. operations.

On a fully consolidated basis, selling and marketing costs increased by approximately 83%, from $1,213,963 for the nine months ended September 30, 1998 to $2,225,256 for the comparable 1999 period. This increase is attributable to the investment in personnel discussed above, which support the higher sales levels and are necessary to capitalize on what management believes to be significant opportunities for future growth in both the U.S. and U.K. markets.

General and administrative expenses, which include operations and product development expenditures, increased from $1,107,788 to $1,701,666 on a consolidated basis. As a percentage of sales, these expenses increased from 23.9% to 26.2%. This increase in spending is related to planned increases in the administrative, development and support personnel and the costs associated with the expanded development efforts for new technology and curriculum content. During the first nine months of 1999, the LPL organization was also expanded to provide the personnel for the modification of the Company's U.S.-based curriculum to meet the criteria of the British educational system.

As a result of the higher sales combined with the higher operating costs as discussed above, pre-tax income for the nine months ended September 30, 1999 was $1,557,769 compared to the $1,693,519 recorded in 1998. Management believes that these results are excellent in light of intensive development programs in both the U.S. and the U.K. to prepare the Company for future growth and the release of a major new product offering later in 1999.

Net income for the nine months ended September 30, 1999 was $964,986 compared to $1,041,223 for the same period in 1998. Diluted earnings per share were $.067 in 1999 based on 14,327,615 shares outstanding compared to $.078 in 1998 based on 13,370,007 shares outstanding. The increase in diluted shares outstanding is a result of the issuance of common stock for the purchase of LPL, key employee stock awards for services, and the issuance of stock options.

Company management believes that significant future opportunities exist in the school, adult literacy and home markets for future company growth. The Company earlier announced the beta release of A+SSESS Version 3.0 and the A+nyWhere Learning System, which is designed to meet the distributed/connected environment that exists in many progressive school districts. This Java 2-based product family will assess, prescribe and deliver the appropriate company educational content to meet individual student learning needs. This product family opens the door to an Internet-delivered, distributed learning business and other new business models for the Company.

The Company is now equipped with a range of Macintosh and Windows instructional software engines that facilitate the low cost and rapid development of new subject titles. In addition, the Company has expanded its content and intellectual property base with the internal development of substantial educational content to maintain its future competitive position during the first nine months of 1999. Management believes, as a result of these ongoing investments in curriculum content and technology, that the Company is well positioned to compete in the K-12, adult and correctional market segments of the educational technology industry. Management also believes that its expanded employee base of technical and business professionals has materially strengthened the Company's future competitive position. The Company is now active in both the U.S. and U.K. markets and has, during the first nine months of 1999, significantly expanded company product offerings, manpower and distribution strengths.




THE AMERICAN EDUCATION CORPORATION


PART II - OTHER INFORMATION
---------------------------


Item 1.     Legal Proceedings
-----------------------------

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities
---------------------------------

During the quarter ended September 30, 1999, the Company granted options to purchase 550,000 shares of the Common Stock at a price of $0.73 per share. One-third of the options vest immediately, one-third vests after one year and the remainder vests after two years. Additionally, options to purchase 21,000 shares of the Company's Common Stock at a price of $0.73 per share were issued to the Company's outside directors under the Director's Stock Option Plan. These options were issued in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.     Default Upon Senior Securities
------------------------------------------

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders
---------------------------------------------------------------

None.

Item 5.     Other Information
-----------------------------

Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

The following exhibits have been filed as a part of this report:

Exhibit No.                    Description of Exhibits
--------------------------------------------------------------------
    3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by Reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998)

    3.2        Bylaws of The American Education Corporation
               (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-8 (File No. 333-89583))

    4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission on Form S-8
               (File No. 333-89583))

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


The American Education Corporation


November 12, 1999


By:  Jeffrey E. Butler
     Chief Executive Officer
     Chairman of the Board
     Treasurer