Form 10KSB
period 1999-12-31
AMERICAN EDUCATION CORPORATION
filed 2000-03-30
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES ACT OF 1934

For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
----------------------------------
(Name of Small Business issuer in its charter)

Colorado
--------
(State or other jurisdiction of incorporation or organization)

84-0838184
----------
(I.R.S. Employer Identification No.)

7506 N. Broadway Extension, Suite 505, Oklahoma City, OK  73116
---------------------------------------------------------------
(Address of principal executive offices )


(405) 840-6031
--------------
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.025 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES   X      NO

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 1999:	$8,564,435

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $6,277,513 based on 5,022,010 shares at $1.25 per share, the last sale price of the common stock on March 20, 2000. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of March 20, 2000: 14,019,374

Transitional Small Business Disclosure Format    YES      NO   X



TABLE OF CONTENTS TO FORM 10-KSB



PART I

Item 1          Description of Business
Item 2          Description of Property
Item 3          Legal Proceedings
Item 4          Submission of Matters to a Vote of Security Holders


PART II

Item 5          Market for Common Stock and Related Stockholder
                  Matters
Item 6          Management's Discussion and Analysis or Plan of
                  Operation
Item 7          Financial Statements
Item 8          Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure


PART III

Item 9          Directors, Executive Officers, Promoters, and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act
Item 10         Executive Compensation
Item 11         Security Ownership of Certain Beneficial Owners and
                  Management
Item 12         Certain Relationships and Related Transactions
Item 13         Exhibits and Reports on Form 8-K


THE AMERICAN EDUCATION CORPORATION

FORM 10-KSB


PART I
------

Item 1.  Description of Business.
------------------------------------

General
-------
The American Education Corporation, formerly, Plasmedics, Inc., (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981.

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

The Company's Business
----------------------
The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges.
The Company develops software for both Windows and Macintosh operating systems. The Company's revenues are primarily derived from the sale of its principal product family, the A+dvanced Learning System registered (A+LS registered), a comprehensive courseware offering developed by the Company. A+LS is currently shipping in Version 2.14 or V2.0. The Company acquired two businesses in 1998, Projected Learning Programs, Inc.
("PLP") and Learning Pathways, Limited ("LPL"). These organizations are primarily resellers of other publishers' products and operate as subsidiaries of the Company. These two subsidiaries now represent new channels of distribution or access to new markets or market segments for the Company. PLP, headquartered in Oklahoma City, is a direct mail, catalog reseller that prints and mails twice a year a total of ten specialty catalogs. These catalogs are mailed to approximately
220,000 educators located in 23,000 high schools, and vocational, junior and community colleges. LPL, the Company's Derby, UK subsidiary acquired in late 1998, is the exclusive schools and libraries distributor of the print, multimedia and online versions of World Book Publishing's World Book Encyclopedia in Great Britain.
LPL, in the latter part of 1999, substantially completed the process of converting the Company's U.S.-based curriculum content to a product presentation that is suitable for British educators and schools.
LPL's revised product family was released to the UK school market in the latter half of 1999. The Company purchased Dolphin, Inc., ("Dolphin") in December 1999. Dolphin is an established, 11 year-old developer of educational software for many of the nation's leading textbook and electronic producers. Dolphin was purchased to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development.

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

The Company's products are sold by school dealers, catalog companies, direct telephone sales and mail. Approximately 86% of the Company's
1999 sales were to the domestic U.S. school market and approximately
14% to the international market. Future sales to international markets are expected to increase as a percentage of total revenues as a result of the LPL acquisition in the fourth quarter of 1998. The Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, private industry, and to a limited extent, for home-based schooling.

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

The Company is in a technology-based business and is an active developer of software applications to facilitate the delivery of its content in a network environment. A significant percentage of the Company's current revenues are derived from sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of fiber optic-based wide-area networks ("WAN"), the Internet and new forms of product delivery such as Application Service Provider ("ASP"), pose new challenges while providing growth opportunities for the Company. Management believes that it has in place the development programs to allow it to capitalize on these rapidly developing changes in the structure of the school market and the school districts that comprise the school marketplace.

Principal Products
------------------
Educational Software

The Company acquired (through its acquisition of AECI) ownership of software titles and a series of exclusive and non-exclusive licenses to develop and market educational software products based upon certain courseware in reading, English, spelling, social studies, bilingual language development and early childhood development. Since the acquisition of AECI, the Company has engaged in extensive development efforts to develop new programming technology as well as new curriculum content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh and Windows operating systems as well as Citrix application server software with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+ registered brands 139 separate software titles with approximately another 15 titles in development for release in 2000.
The currently released products all carry 1998 or later copyrights reflecting the Company's commitment not only to development of content, but maintaining the currency of its products.

The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. There is a growing use of both local and wide-area network technologies in schools and school districts and the Company provides versions that perform in these environments. The Company's products for schools and the professional educator versions feature a management function which records both individual student and class academic performance. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments. A hallmark, unique feature of the Company's products is an authoring capability which allows the educator to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software is correlated to over 70 national tests and major state objectives so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific learner objectives, or individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of content and delivery design. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major adopted textbook series. The Company has concentrated on a design of its products that offer educational content substance that is highly specific to grade and age level.
These products allow full educator control of the content delivery rather than one that is controlled by the software. Various software tools, such as the Company's products for assessment and testing, and products which allow the use of the Internet as a source of instruction, provide educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution. In addition, the Company's product design is modular so that each title sold by the Company has an integral management function. This management function is shared so that new titles purchased by a customer utilize preexisting A+dvanced Learning System registered class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily. The A+dvanced Learning System ("A+LS") software family and its associated titles is the Company's currently shipping version of software that comprise the bulk of the Company's revenues.

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

A+dvanced Learning System, registered

A+LS, V2.14, the currently shipping version, from an educational content perspective, has been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 139 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product family presents increasingly more complex concepts that provides overlapping, subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the primary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice, test and essay. These activities are further supported by skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this data and report on individual student and class activities. Educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also insert third party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study for the at-risk or special education student which might require specific emphasis to correct skill deficiencies. Approximately 8000 schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

In 1998 and into early 1999, the Company completed the release of the A+LS secondary titles to fully extend the Company's range of software publications through grade level 12. One A+SSESS! title was also developed to support the assessment and testing requirements for this comprehensive high school level product offering. These secondary grade level products were well received by the marketplace and were important factors in the continuing expansion of the Company's 1998 revenues, not only in the sales of product related revenues, but the more complete product offering allowed the Company to secure more district-wide adoptions. In late 1999, the Company also initiated the development of additional titles for the General Educational Development ("GED") test that is scheduled to be released during the second quarter of 2000.

Throughout 1999, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, approximately 30 new titles, reflecting new offerings in both English and Spanish languages, were developed for release and the Company's 2000 catalog reflects a total K-12 offering of 139 titles. This expanded, updated curriculum offering should provide for additional revenue opportunities with its existing and future school customers. In addition, during 1999 the significant portions of the Company's curriculum content was expanded, updated and realigned to meet new academic standards or to provide for necessary updates to important subject areas such as reading, the sciences and social studies.


A+SSESS! TM

A+SSESS! is a product family of primary, intermediate, advanced and high school skill and testing modules, which is comprised of four individual software titles. A+SSESS! has been designed as a companion to A+LS's extensive curriculum content as a tool to assist educators in determining student skill levels and optimal placement in all A+LS subject areas. A pretest process is utilized for this purpose. After skill levels are determined, A+SSESS! automatically recommends and prepares lesson plans for each student. A posttest process is utilized to facilitate measurement of student academic gains.
This product family, designed to complement the curriculum design of A+LS, was introduced in mid-1996, and since its introduction approximately 4000 schools have purchased the product.

A+Net TM

The Company released the A+Net product in May of 1998 as a tool to provide educators the means to effectively utilize the Internet as an instructional medium while providing for student accountability. A+Net was specifically designed to utilize the Internet's rich and varied content as the source for study material and to allow the educator to author test and essay questions to measure student knowledge gains as a result of access to Internet-based educational content. A+Net has an identical management function that is fully compatible with the Company's A+dvanced Learning System's management system for its comprehensive reading, writing, mathematics, science, social studies and language arts software offering for grades 1-12. A+Net allows educators to capture selected Internet site content in A+Net's specially designed Study the Lesson browser, with the option to save this material to a hard drive. Educators can then author test questions and critical thinking skill problems while offline for subsequent use in an instructional setting. During 1999, this technology was utilized to release 11 new titles for primary, middle and secondary grades that draw upon and integrate selected Internet sites as a key source for instructional content in language arts, science, mathematics and social studies. These titles were produced in a publishing partnership with Teaching Technology, Inc. of Austin, TX.

A+LS/MediaWeaver TM

The Company entered into an agreement in late 1995 to integrate certain of the Humanities Software, Inc.'s, ("Humanities") popular MediaWeaver TM programs into the A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature and process writing. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family. Since the initial release of this product offering, the Company and Humanities expanded the number of novel and skill bundles, bringing the total titles to 18 during the first quarter of fiscal 1998. In addition, in late 1998, agreement was reached with Humanities to incorporate Kids MediaMagic, a new four-title elementary series in the reading skills area. This new early grade level product offering was developed and released in the latter part of 1999.

A+nyWhere Learning System TM

Throughout 1999 the Company has been working on the development of Important new software technology-based upon Sun Microsystems'
Java2 software. The design approach of this new product family will maintain the excellent features of the A+dvanced Learning System and A+SSESS! product families and the means to move current and updated content to the Java platform. Java2 was selected because of its inherent suitability for Internet delivery and cross-platform capabilities. Development work was largely completed in 1999 and the product is currently in beta testing in schools. The process of transferring the Company's extensive 139-title content to this new environment began in the latter part of 1999 and is expected to be completed by late Summer of 2000.

The A+nyWhere Learning System makes use of standardized SQL and ODBC technology to ensure transferability of student data between the system and existing customer databases. The powerful class and student management features of this product provide the means to move student performance data to most school and district central records. These features also include the ability to dynamically assess student capabilities against specific individual state standards, and prescribe individualized remediation. Importantly, this investment in new technology provides the Company with the means to deliver its products in the highly-connected, future market. This capability should increase and enhance the Company's ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

Third Party Publishing and Marketing Affiliations
-------------------------------------------------
The Company is actively pursuing and is being pursued by third-party publishing and marketing companies which have curriculum content that is complementary to the publications of the Company or access to specialized segments of the market. Many of these companies do not have the software management technology or distribution resources of the Company. These relationships are sought by the Company to supplement and complement the content of existing and planned A+LS subject matter. The Company has reached agreements with Teaching Technologies, Inc. (TTI) and World Book Publishing (WB) to enter into both content and cooperative marketing programs which were launched in mid-1999. TTI is publishing its Year In The Internet, an 11-title series, in the Company's A+Net software application to provide for Internet-based instructional content in language arts, social studies, science and mathematics. WB is providing a special version of its industry-leading multimedia World Book Encyclopedia to which the Company will correlate selected A+LS titles and lesson material. This relationship provides the Company's customers with what is believed to be an industry first, a completely integrated curriculum and reference resource for instruction. Management also believes continued expansion of these types of relationships enhances the value of the Company's products to educators and strengthens the business relationships with its distributors and other business partners.

The Market For Educational Software Products
--------------------------------------------
The Company addresses four major market segments for its products; the school (U.S. and International), adult literacy and home markets. To date, the Company has not been active with programs to penetrate the home market with the A+LS product family. In 1998, the Company's school software products were specially configured for use by the home educator in a separate version modified for this application.

The U.S. School Market
----------------------
The U.S. school market for educational software is growing at approximately 17%-20% per annum according to industry sources. In the United States this market growth is being driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools. Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

This market is believed to be moving to wider use of technology, access to the Internet and the increasing use of online services with K-12 expenditures expected to reach $6.5 billion during the year 2000. The school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections are effected throughout school buildings. Importantly, increased home access to the Internet will open up the potential for distributed learning and "elearning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facilities shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range technologies including the areas of database management, elearning through the Internet and its capabilities, and reliance on outside-hosted software from ASP's.

The International School Market
-------------------------------
With its acquisition of LPL, the Company has entered the school market in the UK. This market is approximately 20% the size of the U.S. market and believed to be growing at an annual rate exceeding 20%. In 1999, the British government continued implementation of Phase 1 of The National Grid for Learning ("NGfL") and launched Phase II of this program on April 1, 1999, to invest substantially in computer hardware infrastructure, Internet access, educator training and instructional software technologies for the UK's schools. The NGfL funding is scheduled to continue through one additional phase and management believes that this positive growth trend will continue into the year 2002. This market should experience higher rates of growth in funding for educational technology, at the individual school level, than the U.S. and this was reinforced by additional new technology funding initiatives for the UK school market during 1999. Many former British commonwealth nations utilize the UK's instructional regimen and Company management believes that additional international opportunities will emerge as a result of the Company's programs and presence in the UK marketplace. This belief was reinforced by the Company entering into a development partnership with Edu-Sol of Jordan in late 1999 to provide under license the Company's software technology and English language content for translation into Arabic for the Middle East's school market.

The Adult Literacy/Lifelong Learning Market
-------------------------------------------
The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving
significant interest from this segment of the market.   In 1999, the
Company established additional installations in state and municipal centers of literacy and the juvenile and adult corrections market segments. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The Company also embarked on the development of curriculum content and assessment tools to build a course of study specifically addressing the General Educational Development test requirements. The adult literacy and related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market
---------------
The Company has not been active in marketing its products to this market segment, which offers future opportunities for growth and additional financial returns on the Company's investment into educational content. In 1999, the Company initiated programs to begin marketing these products through a new Internet and web facility for home educators, greatgrades.com. Management believes that there is an opportunity to move into this segment of the market with its current products and collateral support and training materials that will be of value to home educators. The home education is growing at rates exceeding 15% per year, according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home supervised study.
Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company has completed the work on a home version of the complete A+LS family in 1999. This version will be available for release in 2000.

In competing for a share of the home market, the Company will adopt an ecommerce model and release it through its new greatgrades.com Internet site. This site, under development since late 1999, should be active at the end of the first quarter 2000. A wide range of promotional strategies will be implemented to promote this site which will provide a wide range of value-added support and unique services to parents interested in home education of their children.

Trade Names, Service Marks and Logo Types
-----------------------------------------
The AECI service mark for the A+ products was registered with the United States Patent Office on Principal Register, register number 675,666 on July 31, 1987. On April 15, 1989, the A+ trademark for use with educational software, was registered with the United States Patent Office. The Company was notified on November 16, 1995, that the use of the A+ symbol for educational software was a registered trademark and is incontestable for this use. Other various trademarks and logos associated with AECI's software products have also been registered. These trade names, service marks and logo types were included in the assets that were purchased by the Company from AECI.

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

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+SSESS! and A+Net in the fourth quarter of 1997 and continued filing activities on these marks during 1998. In addition, in 1999 the Company acted to file necessary documents in the U.K. to ensure protection and preservation of it's A+ brand in that country. The Company filed for additional separate and expanded use of it's A+ registered mark for use as A+nyWhere Learning System in May 1999. The use of the Company's distinctive A+ logo is viewed as an integral, distinctive brand element to the Company's product families and important to corporate recognition.

Production and Manufacturing
----------------------------
The Company purchases unformatted 3 1/2" software diskettes and CD-ROM blanks from various sources. The Company owns commercial quality, high speed software duplication equipment and duplicates most of its software internally. Large production runs on CD-ROM are contracted with outside duplicators to manage production costs. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product manuals. The Company leases high speed duplication equipment that is suitable for small, or initial production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of manuals and literature are contracted to outside printers. The Company has no dependence on any individual supplier.

Research and Development
------------------------
At December 31, 1999, the Company employed thirteen full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support of current versions of its software offerings.

The Company employs a staff of professional educators who are responsible for the development and support of its curriculum content. The Company also utilizes part-time educational consultants in the design of its curriculum-based product offering. These individuals provide the curriculum design support on the development and enhancement of Company products. These consultants allow the Company to effectively and efficiently address the specialized grade level and diverse content needs of its A+LS product family. Management believes that it will continue to rely upon external sources for a portion of its new product content. However, the growing sophistication and complexity of the interactive design of company products will require continued expansion of in-house curriculum and graphics development personnel resources.

At December 31, 1999, the Company employed five full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------
Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $1,103,633 in software research and development costs in 1999.

Distribution and Sales Programs
-------------------------------
In marketing its products, the Company utilizes approximately 50 independent school dealers and 7 catalog houses to reach its school-based customers. During 1999, the Company hired and trained an internal direct telephone sales staff to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This internal direct sales team was comprised of eleven individuals at December
31, 1999.

Internet Marketing and ecommerce
--------------------------------
The Company views the Internet as an important new channel for future sales growth and means to develop new customer service and support programs. During 1999 the Company invested substantial resources in improving and expanding its Internet marketing and ecommerce capabilities. In early 1999, the Company entered into a contract to upgrade Projected Learning's web site, www.p-l-p.com, and to prepare the division's catalog resale for ecommerce with an outside web page design and development firm. In August 1999, the Company expanded its contract with this outside development firm to update functionally and graphically its www.amered.com web site. In addition, this firm was given the assignment to develop a new Internet presence for the home market www.greatgrades.com with full ecommerce capabilities. The new amered.com and greatgrades.com sites are expected to be active in April 2000. In addition to these sites, the Company's subsidiaries, Learning Pathways and Dolphin, maintain active web sites www.learnpath.com and www.dolphinsoft.com, respectively. At the end of 1999, the Company has active or under development five Internet site facilities.

Backlog
-------
The Company's software products are normally shipped within five days of receipt of the order. The Company believes that a level of backlog at any particular date may not be a meaningful indicator of future performance, unless technical difficulties delay the fulfillment of orders related to the release of new products.

Seasonality
-----------
Decisions by schools and individual consumers to purchase educational software have most frequently been made at the beginning or near the end of school periods. The months of January and December generally represent the lowest new order booking months for the Company and the school market industry segment. This seasonal cycle can directly affect the Company's total revenues and earnings levels in both the first and fourth quarterly reporting periods.

Significant Customers
---------------------
The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 1998 or 1999.

Competition
-----------
The educational software industry is highly competitive and subject to rapid change. In 1999, an increasing number of new publicly financed and privately funded organizations were identified that are potentially competitive to the Company's current business and future plans for electronically delivered content. Many of these companies are better known and have substantially greater financial, marketing and technical resources than the Company. Such participants are textbook publishing companies and their software divisions and other larger independent educational software and content developers, which may compete directly with the Company.

The primary competitive factors applicable to the educational software industry are product features (such as subject areas, graphics and color), price, ease of use, educational content, product reliability, sales support and customer service. Management believes through constant analysis of its competitors and ongoing surveys that it sponsors at the customer level that the Company is currently competitive and enjoys a reputation as a quality organization and publisher of educational material.

The Internet and the delivery of curriculum by electronic means may have the capacity to alter the competitive environment and the current means to content access for both the school and home customer. The Company, in the judgment of management, has the necessary programs underway or planned to develop the technology to remain competitive in the future marketplace environment. Business development programs to identify future partners and the means to exploit the Company's investment in both technology and content are an ongoing process with a number of companies that have a focus on the Internet, the education marketplace and are seeking content partners.

Employees
---------
As of December 31, 1999, the Company had seventy-one (71) full-time employees in its domestic operations and sixteen (16) full time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory. In 1999, the Company established a human resources department that is headed by an experienced professional.


Item 2.  Description of Property.
---------------------------------

The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement renewed February 23, 1999 for thirty-six months at $8,416 a month. A portion of this space is leased under a sub-lease agreement for $3,073 a month through February 2000 and thereafter under the terms of the principal lease for twenty-four months at $4,171 a month.

Dolphin, Inc., a wholly owned subsidiary, leases 6,750 sq. ft. of office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2000. The monthly lease expense is $7,950.

Learning Pathways, Limited, a wholly-owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United Kingdom. Monthly lease expense approximates $1,536. The lease renews each month for a period of ninety days.

Total corporate cost of lease facilities was $175,990 for 1999 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 1998 was $99,041.

Item 3.  Legal Proceedings.
---------------------------

The Company may be the subject of various legal proceedings that could arise during the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the ongoing operations and viability of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter ending December 31, 1999.



PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

As of December 31, 1999, there were approximately 3,400 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. The following is a summary of the high and low bid price for each of the 1999 and 1998 quarters.

                                     1999                1998
                                     ----                ----
                               HIGH      LOW         HIGH        LOW
                              ---------------       ------------------

Quarter Ending March 31       $9.75    $ .9063      $1.4375    $ .75

Quarter Ending June 30        $1.9375  $1.125       $1.50      $ .9375

Quarter Ending September 30   $1.875   $1.125       $1.375     $ .9375

Quarter Ending December 31    $2.00    $ .9375      $1.1875    $ .75


The above information was obtained from the National Association of Security Dealers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Dividends
---------
The Company has never declared a cash dividend on the Common Stock and does not anticipate declaring any dividends on the Common Stock in the foreseeable future. The Company intends, at this point, to retain any future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

Issuance of Securities
----------------------
In October, 1999, the Company issued warrants to purchase 200,000 shares of common stock exercisable at $1 7/8 per share in connection with the Company's engagement of M.H. Meyerson & Co., Inc., as an investment banker. The warrants are exercisable any time until September 30, 2004.

In November, 1999, 5,000 shares of common stock were issued as a result of exercise of options by a former employee of the Company.

In December, 1999, the Company issued 35,148 shares of common stock as a portion of the purchase price of the acquisition of Dolphin, Inc.

The Company relied upon the exemptions from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offerings and sales did not involve public offerings or were made to accredited investors.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

Actual results in each case could differ materially from those currently anticipated in such statements as a result of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

Liquidity and Capital Resources
-------------------------------
The Company has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update and expand the Company's product offerings and to position the Company for long-term growth. To finance the business, management has utilized long-term, subordinated debt from private investment sources, secured bank revolving credit lines, and lease financing sources.

Management anticipates that the Company will be able to meet the preponderance of its financial needs from internally generated funds and existing bank lines of credit in 2000. However, additional financing may be required to accelerate the Company's growth and to take advantage of strategic growth opportunities through acquisitions that may exist in the electronic media for education industry. In addition, management is focused on the need to gain software industry standard valuations on the business and recognition of its potential for future profitable growth. In order to gain this recognition, the Company may undertake additional financing to strengthen its financial position and to provide management with the flexibility offered by this strength to deal with value enhancement options that may be presented in the future.

As of December 31, 1999 the Company's principal sources of liquidity included cash and cash equivalents of $1,138,711, net accounts receivable of $2,215,242 and inventory of $152,344. The Company's net cash provided by operating activities increased by 41% from $1,316,544 in 1998 to $1,861,043 in 1999. Net cash used in investing activities increased by 200% from $1,007,668 in 1998, to $3,019,274 in 1999, and was comprised primarily of investment in capitalized software development costs and the cash portion of the purchase price of the acquisition of Dolphin, Inc. The majority of the cash for the Dolphin acquisition was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt. At December 31, 1999, the Company had working capital of $2,541,991 compared to $1,398,258 at December 31, 1998.

The amount of inventory needed to support expanding software sales is minimal since the Company has a "just in time" inventory plan that can create the appropriate media (CD-ROM's) on an almost as needed basis. For those items which must be inventoried, such as the World Book products in the United Kingdom or items offered through catalog sales, management strives to keep such amounts to a minimum while providing timely service to the Companys customers. Management anticipates that the working capital requirements to support continued expansion will be funded from continuing operations or lines of credit with banks.

With the expansion of the Company's product lines and the addition of new products and markets through its subsidiaries acquired in 1998 and 1999, management believes that the Company can continue to grow at a rate similar to that experienced in 1999 as compared to 1998. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At December 31, 1999, the Company had available short-term bank credit lines totaling $1,000,000, subject to borrowing base limitations, which were unused.

Year 2000
---------
The Company's Year 2000 compliance program consisted of review and assessment of the Company's information technology systems, software systems it produces for sale, and potential risk if suppliers of products or services could not resolve their own Year 2000 issues. It was determined that no major remediation efforts would be necessary. As of the date of this report, the Company has not experienced any significant impact on operations from Year 2000 issues, nor have there been any significant disturbances or interruptions in the Company's ability to transact business with customers, suppliers or service providers.


Results of Operations
---------------------

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended
December 31, 1998
-----------------------------------------------------------------

The following is a discussion of the results of operations for the fiscal year ended December 31, 1999, as compared to the fiscal period ended December 31, 1998.

Net revenues for the twelve months ended December 31, 1999, totaled $8,564,435 compared to net revenues of $6,022,121 for the year ended 1998. This represents an increase of 42% in net revenues over the prior fiscal year. The increase in net revenues reflects the continued acceptance by educational institutions of the Company's A+dvanced Learning System family of educational software products. Increased sales by the Company's Learning Pathways U.K. division and the acquisition of Dolphin, Inc in the fourth quarter of 1999 were also significant contributing factors to the increase in revenues.

Cost of goods sold as a percentage of net revenues for the year ended December 31, 1999 increased to 15.5% from 11.8% in 1998. This change is attributed to the increase of lower gross margin products sold by Learning Pathways, Limited as a percentage of consolidated revenues, and the inclusion of the results of Dolphin, which also has lower gross margins than the Company's primary business. Cost of goods sold represents the actual cost to produce the software products, or in the case of PLP or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. The Company's principal product family, A+LS, provided gross profit margins averaging 94% in 1999. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses recorded for the year ended December 31, 1999, were $5,656,094, or 66% of net revenues, compared to $3,592,543, or 60%, for the previous fiscal year. The increase in operating expenses as a percentage of net revenues is primarily due to management's decision to invest in personnel and infrastructure early in 1999 to position the Company for continued long-term profitable growth. As a component of total operating expenses, selling and marketing costs increased from $1,802,841 in fiscal 1998 to $2,799,405 in fiscal 1999. The increase in 1999 selling expenses is a direct result of increased selling efforts required to support the higher sales levels attained. Operations expense decreased to $181,164, or 2.1% of net revenues in fiscal 1999, compared to $244,557, or 4.0% of net revenues in fiscal 1998. This decrease in operations expense as a percentage of revenues is primarily due to volume related efficiencies where much of the operating cost is fixed, but is set at a level which can support higher revenues. General and administrative expenses increased to $2,282,401 in 1999 compared to $1,306,156 in 1998, increasing from 21.6%
of revenues in 1998 to 26.6% in 1999. This increase in costs is related to expanded administrative and support staff added as a result of the expanding customer base, and the addition of the administrative costs of LPL and Dolphin into the consolidated results.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 1999, the Company capitalized $1,103,633 of product development costs, and net of accumulated amortization had capitalized software costs of $1,889,872 at December 31, 1999.
During 1999, the Company completed a major content extension of the A+LS elementary and middle school curriculum. In addition, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings and a new Java-based Version
3.0 of the A+dvanced Learning System product family.

Interest expense was $30,605 in 1999 compared to $24,986 in 1998. This 1999 increase results from interest incurred on the Company's acquisition debt and the use of debt to finance certain capital assets.

Net income decreased by 2.8% to $955,114 from $982,311 in 1998. This decrease is a result of the higher net revenues noted above offset by the increase in operating costs that management elected to incur to invest in marketing, programming and support staff . Management believes that with the increase in the Company's product offerings, the addition of new products and markets through its subsidiaries acquired in 1998 and 1999 and increased selling efforts through expanded third party and school dealers, the Company is now positioned to continue to expand sales results from the home and school education markets.

During 1999, the Company continued the improvement in revenues and cash flow from operations that began several years ago. The Company's cash position at the end of fiscal 1999 improved by $417,873 or 60% over the cash position at the end of the 1998 fiscal period. Working capital increased 82% from $1,398,258 at the end of 1998 to $2,541,991 at December 31,1999.

Company management believes that significant future opportunities exist in the school, adult literacy, home markets to be accessed by traditional distribution and its growing capability in electronic delivery for future Company growth. Management believes, as a result of recent curriculum and technical developments, that the Company is well positioned to compete in the major market segments of the educational technology industry. The Company's competitive position is further enhanced by its growing employee base of skilled technical and business professionals that has aided the development of new industry partnerships during 1999. These elements combine to form a stronger overall corporate foundation that, combined with growing markets and expanding marketing and distribution strengths, provides a greatly improved internal and external environment for the Company's future operations.

The Company has taken the Internet into consideration in its planning and believes it represents a potential new, future channel of distribution for both products and services. During 1999, the Company not only invested substantially in Internet-related technology, but continued strategic planning for the necessary technologies and curriculum content to take advantage of the Internet, which is viewed as a developing and emerging channel. Management believes that the Internet, and application server software such as software developed by Citrix, Inc., that facilitate the hosting of its products by ASPs will become an important future factor in the Company's growth and delivery of new products and services.

Item  7.  Financial Statements.
-------------------------------

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------

Steakley, Gilbert & Bozalis, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 1999. There are no disputes with the previous or current independent accountants regarding matters of accounting or reporting.


PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.
----------------------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.


Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     58      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     46      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       49      Vice President and
                              Chief Financial Officer

Monty C. McCurry      54      Director                       1989

Newton W. Fink        63      Director                       1991

Stephen E. Prust      55      Director                       1992

Geoffrey Glossop      51      Director                       1998


Business Experience
-------------------
JEFFREY E. BUTLER became a director of the Company in August 1989 and was elected Chief Executive Officer and President in March, 1990. From 1985 to 1990, Mr. Butler was a management consultant to businesses in the biotechnology, computer science, software, educational and entertainment video industries. Mr. Butler served as a director of Video Professor Industries, Inc., a publicly held corporation, from February 1, 1989 to October 31, 1990. Prior to establishing his management consulting business, Mr. Butler was the Chief Executive Officer and President of Infomed Corporation, which provided computer diagnostic equipment and management services to hospitals, corporations and physicians. Prior to 1985, Mr. Butler was employed by Sandoz, Ltd., Corning, Inc. and Becton Dickinson Corporation in middle and senior management positions.

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

MONTY C. McCURRY was elected to the Board of Directors in April 1989. Since 1985, Mr. McCurry has been the President of Executive Resource Management, an executive search firm headquartered in Aurora, Colorado. From 1969 to 1985, Mr. McCurry was employed by Paul M.
Riggins and Associates, an executive search firm where he was associate general manager.

NEWTON W. FINK, Ed.D. was elected to the Board of Directors in January 1991. Since September, 1998 Dr. Fink has been the Superintendent of Schools in Manteno, IL. From 1994 to 1998 he was Superintendent of the VIT Schools in Table Grove, IL. Prior to 1994, Dr. Fink was the President of Computer Instructional Services, Inc., a privately-held corporation providing computer educational services to individuals, schools, corporations and institutions. Additionally, he has been employed as a teacher and an elementary/middle school principal earlier in his career. Dr. Fink has also published and lectured extensively on the use of computers in education.

STEPHEN E. PRUST was elected to the Board of Directors in April 1992. Since 1992, Mr. Prust has provided business consulting services, including advice on equity and debt transactions, mergers and acquisitions, to a variety of companies, ranging from entertainment concerns, Internet start-ups and industry consolidators. From 1990 to 1992, Mr. Prust was the President of AVID Home Entertainment, a division of LIVE Entertainment, Inc. From 1981 to 1990, Mr. Prust was a consultant to companies in the entertainment industry. In 1975, Mr. Prust founded Dominion Music, Inc., a joint venture with K-Tel Records, Inc. He served as President of Dominion Music until 1981.

GEOFFREY GLOSSOP was appointed to the Board of Directors in December 1998. He is the President of Learning Pathways, Limited, a company he founded in 1997. From 1994 to 1996, Mr. Glossop was the Research and Development Director for Systems Integrated Research plc. Prior to 1994, Mr. Glossop was the Managing Director of Global Learning
Systems, Ltd.   Mr. Glossop graduated from the University of Newcastle
upon Tyne in 1969 with a B.S. in Electrical Engineering. He was awarded the M.B.E. for services to the educational technology industry in the Queen's Birthday Honours in 1982.


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 1999, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Item 10.  Executive Compensation.
---------------------------------

Cash Compensation
-----------------
The following table shows the cash compensation of the Company's executive officers.

                        Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ --------------------
                                                Other
Name and Principal                             Annual       Stock     Stock
    Position         Year   Salary  Bonus  Compensation(1) Options   Awards
-------------------------------------------------------------------------------
Jeffrey E. Butler,   1999  $100,357 $7,347       --         40,000  $17,600(2)
President and Chief  1998    89,355  4,158       --         60,000    5,000(2)
Executive Officer    1997    83,878      0       --              0        0

Thomas A. Shively,   1999  $ 91,204 $7,510       --         55,000  $12,960(2)
Executive Vice       1998    83,460  3,922       --         70,000    5,000(2)
President            1997    78,952      0    $10,637(3)         0        0

Neil R. Johnson,     1999  $ 84,432 $1,157       --         25,000  $ 3,650(2)
Vice President and   1998    26,791      0       --         75,000        0
Chief Financial
Officer (4)

(1) The executive officers did not receive any prerequisites or other benefits, the aggregate amount of which exceeded the lesser of $50,000 or 10% of their compensation. The Company reimbursed Mr.
Butler $11,551 for relocation expenses in 1997.

(2) In April, 1999, Mr. Butler was awarded 35,200 shares of Common
Stock and Mr. Shively was awarded 25,919 shares of Common Stock for services rendered. In March, 1999, Mr. Johnson was awarded 5,000 shares of the Company''s Common Stock as a stock bonus. In January, 1998, Mr. Butler and Mr. Shively each received 10,000 shares of Common Stock as bonus compensation for their performance in 1997.

(3) These amounts were paid to Mr. Shively for services rendered prior to 1996.

(4) Mr. Johnson became an employee of the Company in August, 1998.



Employment Agreements
---------------------
In December, 1998, the Company entered into an employment agreement with Jeffrey E. Butler providing for a base salary and benefits as determined by the Board of Directors, including incentive bonuses based on profitability, that are provided to all employees of the Company. If Mr. Butler is terminated without cause, his compensation will continue for one year. In the event of a change in control, Mr. Butler may require the Company to purchase up to 50% of his beneficial stock ownership.

Messrs. Thomas A. Shively, and Neil R. Johnson also have employment agreements with the Company. These agreements also provide for severance payments and repurchase of a portion of their beneficial stock ownership in the event of a change in control.


Stock Incentive Plans
---------------------
The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved an amendment to the plan in 1999 to increase the number of shares available. The total common shares issuable under this plan is 1,050,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception 1,048,000 options have been granted, 27,000 have expired, and 29,165 options have been exercised. At December 31, 1999, there were 991,835 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 1,581,695 shares of restricted common stock at prices ranging from $.50 to $.90 have been issued, 349,119 have expired and 70,200 have been exercised. At December 31, 1999, there were 1,162,376 options outstanding. Certain of these options had an original expiration date of March 11, 1999. In February 1999, these options were extended for an additional three years and now expire in 2002.

Stock Option Grants In 1999
---------------------------
The following table sets forth the information concerning the stock options granted during the last fiscal year to the executives named in the Summary Compensation Table:

                           Percentage of Total
          Options Granted   Options Granted to  Exercise Price   Expiration
Name         (shares)        Employees in 1999    (Per Share)       Date
------------------------------------------------------------------------------
Jeffrey E.
Butler        40,000                7.3%              $.73      August 1, 2002

Thomas A.
Shively       55,000               10.0%              $.73      August 1, 2002

Neil R.
Johnson       25,000                4.5%              $.73      August 1, 2002


Option Exercises and Fiscal Year-End Values
-------------------------------------------
No executive officer exercised options during 1999. The following table sets forth, for the executive officers named in the Summary
Compensation Table above, the year-end value of unexercised stock options:

                                                     Value of Unexercised
                         Number of Unexercised           In-the-Money
Name                      Options at Year-End         Options at Year-End
--------------------------------------------------------------------------

Jeffrey E. Butler              416,800                     $315,650
Thomas A. Shively              358,276                     $262,349
Neil R. Johnson                100,000                     $ 58,250

Directors' Compensation
-----------------------
In 1999, the Company's non-employee directors each received shares of the Company's common stock and options to purchase shares of the Company's common stock at $.73 per share. Stephen Prust received 12,000 shares of common stock and options to purchase 10,000 shares of common stock at $.73 per share. Monty McCurry and Newton Fink each received 7,000 shares of the Company's common stock and options to purchase 10,000 shares of common stock at $.73 per share. The directors received no compensation, other than the shares and options, for services in such capacity.

The shareholders  approved a Director's Stock Option Plan during 1998.
The total common shares issuable under this Plan is 100,000 shares.
Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. At December 31, 1999, 30,000 options had been issued and were outstanding under this Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 8, 2000. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner  Title of Class   Number       Percent
------------------------------------------------------------------------
Jeffrey E. Butler (1)                Common       1,436,575        10.2%
7506 N. Broad Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                Common         547,814         3.9%
14431-C North Penn
Oklahoma City, OK 73134

Neil R. Johnson (3)                  Common          88,250         0.6%
6500 N.W. Grand Blvd.
Oklahoma City, OK  73116

Monty C. McCurry (4)                 Common         129,400         0.9%
2134 S. Eagle Ct.
Aurora,  CO 80014

Newton W. Fink (5)                   Common          97,400         0.7%
1093 Lincoln
Manteno, IL 60950

Stephen E. Prust (6)                 Common         451,768         3.3%
9025 East Kenyon Avenue
Denver, CO 80237

Geoffrey Glossop (7)                 Common         525,540         3.8%
Field House
6 Haley Croft
Duffield, Derbyshire, UK

John D. Garber (8)                   Common       5,288,286        38.4%
7530 Navigator Circle
Carlsbad, CA  92009

Robert Schoolfield (9)               Common       1,536,517        11.2%
5 Pleasant Cove
Austin , TX  78746

The Pennsylvania State               Common         750,000         5.3%
  University (10)
University Park, PA 16802

Officers and Directors
as a Group (7 persons)               Common       3,276,747        22.1%
(1) (2) (3) (4) (5) (6) (7)


(1) The amount and percentage figures include the possible exercise of 316,800 common stock options, with an exercise price of $.50 per share, and 73,200 common stock options at $.73 per share, exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 233,276 common stock options, with an exercise price of $.50 per share, and 88,150 common stock options at $.73 per share, within 60 days.
(3) The amount and percentage figures include the possible exercise of 83,250 common stock options, with an exercise price of $.73 per share, exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 63,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 10,000 common stock options at $.73 per share, exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 63,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 10,000 common stock options at $.73 per share, exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 108,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 10,000 common stock options at $.73 per share, exercisable within 60 days.
(7) The amount and percentage figures include 510,030 shares of common stock held in trust for the benefit of the Glossop family and include the possible exercise of 15,510 common stock options with an exercise price of $.73 per share, exercisable within 60 days.
(8) The amount and percentage figures include 3,177,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 1,671,000 shares of common stock owned by a company controlled by the Garber family.
(9) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(10) During 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's Common Stock to The Pennsylvania State University.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

In 1998, the Company paid deferred consulting fees and expense reimbursement amounts of $25,556 to AMD Corporation for amounts owed to Mr. Butler by the Company for services rendered and out-of-pocket expenses incurred prior to 1997. Mr. Butler is an officer of, and owns more than 10% of the equity ownership interest in, AMD Corporation.

The Company paid Executive Resource Management $8,833 in 1998 for recruiting services rendered by that entity to the Company. Monty C. McCurry, who is a director of the Company, is an executive officer of, and owns more than 10% of the equity ownership interest in, Executive Resource Management.

The Company's subsidiary, Learning Pathways, Ltd., paid Editplan Services, Ltd. consulting fees of $143,290 in 1999 and $37,000 in 1998 to perform management services for LPL. Mr. Geoffrey Glossop is an executive officer of, and owns more than 10% of the equity ownership interest in, Editplan Services, Ltd.


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit No.   Description of Exhibits
-----------   -----------------------

3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998)

3.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.2 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24,
              1998)

4.3           First Amendment to the Directors' Stock Option Plan
              (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and and Exchange Commission on October 22, 1999)

4.4           Stock Option Plan for Employees (incorporated by
              Reference to Exhibit C to the Definitive Proxy Statement Filed with the Securities and Exchange Commission on April 24, 1998)

4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange
              Commission on December 15, 1998)

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference
              To the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

11            Statement re:  computation of per share earnings
              (filed herewith)

21            Subsidiaries of The American Education Corporation
              (filed herewith)

23.1          Consent of Steakley, Gilbert and Bozalis

27 Financial Data Schedule (filed herewith; electronic filing only)


(b)  Reports on Form 8-K

(i) Current Report on Form 8-K filed January 10, 2000 regarding the acquisition of Dolphin, Inc.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The American Education Corporation


March 30, 2000                      By:  /s/Jeffrey E. Butler
                                         ____________________________
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                    Date
------------------      -----------------------    --------------
Jeffrey E. Butler       /s/Jeffrey E. Butler       March 30, 2000
                        Chief Executive Officer
                        Chairman of the Board
                        Treasurer

Neil R. Johnson         /s/Neil R. Johnson         March 30, 2000
                        Chief Financial Officer

Monty C. McCurry        /s/Monty C. McCurry        March 30, 2000
                        Director


Newton W. Fink          /s/Newton W. Fink          March 30, 2000
                        Director


Stephen E. Prust        /s/Stephen E. Prust        March 30, 2000
                        Director


Geoffrey Glossop        /s/Geoffrey Glossop        March 30, 2000
                        Director



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Item                                                     Page No.
-----------------------------------------------------------------

Independent Auditors' Report                               F-1

Financial Statements:
Consolidated Balance Sheet, December 31, 1999              F-2

Consolidated Statements of Income for the years
ended December 31, 1999 and 1998                           F-3

Consolidated Statements of Changes In Stockholders'
Equity for the years ended December 31, 1999 and 1998      F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 1999 and 1998                           F-5

Notes to Consolidated Financial Statements                 F-7


All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.



INDEPENDENT AUDITORS' REPORT
----------------------------

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American Education Corporation as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 1999 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





STEAKLEY, GILBERT & BOZALIS


Oklahoma City, Oklahoma
March 7, 2000


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents                              $1,138,711
Accounts receivable, net of allowance for returns and
 uncollectible accounts of $116,667 (Note 1)            2,215,242
Inventory (Note 1)                                        152,344
Prepaid expenses and deposits                             358,597
Deferred tax asset (Note 6)                               123,441
                                                        ---------
Total current assets                                    3,988,335

Property and equipment, at cost (Note 1)                  868,483
Less accumulated depreciation and amortization           (307,066)
                                                        ---------
Net property and equipment                                561,417

Other assets:
Capitalized software costs, net of accumulated
 amortization of $1,635,233 (Note 1)                    1,889,872
Goodwill, net of accumulated amortization of
 $129,628 (Note 1)                                      2,370,483
Deferred tax asset (Note 6)                                13,587
                                                       ----------
Total other assets                                      4,273,942
                                                       ----------
Total assets                                           $8,823,694
                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                   $399,454
Accrued liabilities (Note 11)                             583,958
Accounts payable - Affiliates (Note 8)                     96,529
Notes payable and current portion
 of long-term debt (Note 4)                               213,052
Foreign income taxes payable                              117,677
Income taxes payable (Note 6)                              35,674
                                                        ---------
Total current liabilities                               1,446,344

Long-term debt (Note 4)                                 1,519,888
Other                                                      16,125
                                                        ---------
Total liabilities                                       2,982,357
                                                        ---------

Commitments and contingencies (Notes 5, 7, 10 and 13)        --

Stockholders' Equity  (Note 3)
 Preferred Stock $.001 par value;
  Authorized-50,000,000 shares, issued and
  outstanding-none; liquidation preference-$.02
  per share                                                  --
 Common Stock, $.025 par value;
  Authorized 30,000,000 shares; issued and
  outstanding-13,755,069 shares                           343,877
Additional paid in capital                              6,424,322
Retained deficit                                         (926,862)
                                                      -----------
Total stockholders' equity                              5,841,337
                                                      -----------
Total liabilities and stockholders' equity             $8,823,694
                                                      ===========

See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1999 and 1998


                                      1999                 1998
                                      ----                 ----
Sales (Note 1)                    $8,564,435           $6,022,121
Cost of goods sold                 1,331,523              712,922
                                  ----------           ----------
Gross Profit                       7,232,912            5,309,199
                                  ----------           ----------
Operating expenses:
 Selling and marketing (Note 1)    2,799,405            1,802,841
 Operations                          181,164              244,557
 General and administrative        2,282,401            1,306,156
 Amortization of capitalized
  software costs                     393,124              238,989
                                  ----------           ----------
Total operating expenses           5,656,094            3,592,543
                                  ----------           ----------
Operating income                   1,576,818            1,716,656

Other income (expense):
 Interest income                      29,920               16,285
 Interest expense                    (30,605)             (24,986)
                                   ---------           ----------
Net income before income taxes     1,576,133            1,707,955

 Deferred income tax provision       520,903              712,527
 Current income tax provision        100,116               13,117
                                 -----------            ---------
Net income                        $  955,114          $   982,311
                                 ===========          ===========
Earnings per share: (Note 14)
 Basic                                  $.07                 $.08
                                 ===========          ===========

 Diluted                                $.07                 $.07
                                 ===========          ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1999 and 1998


                                            Additional
                          Common Stock        paid in       Retained
                        Shares     Amount     capital        deficit
                        -----------------   -----------     ---------
Balance at
December 31, 1997      12,183,579 $304,590   $5,237,093    $(2,864,287)

Issuance of common stock for:

 Conversion of debts      458,767   11,469       50,281            --
 Services rendered         50,500    1,262       23,988            --
 Purchase of
  subsidiaries            685,030   17,126      820,912            --
 Cash                      45,200    1,130       21,550            --

Net Income                                                     982,311

Comprehensive
Income adjustment:
 Foreign currency
  translation                                    (2,561)
                       ---------- --------   ----------   ------------
Balance at
December 31, 1998      13,423,076  335,577    6,151,263    (1,881,976)


Issuance of common
stock for:

 Services rendered        172,680    4,317      106,323            --
 Purchase of
  subsidiary               35,148      879       47,121            --
 Cash                     124,165    3,104      112,336            --


Net Income                                                     955,114

Comprehensive Income
adjustment:
 Foreign currency
  translation                 --       --          7,279           --
                       ----------  -------    ----------   -----------
Balance at
December 31, 1999      13,755,069 $343,877    $6,424,322   $  (926,862)
                       ==========  =======    ==========   ===========


See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998


                                              1999         1998
                                          -----------    --------
Cash flows from operating activities:
Net Income                                 $  955,114   $  982,311

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Deferred income taxes                       499,685      702,230
  Depreciation and amortization               603,032      339,164
  Reserve for bad debts                        18,152       25,110
  Services rendered for common stock          110,640       25,250
  Deferred compensation                        16,125          --

Changes in assets and liabilities:
 Accounts receivable                         (342,820)    (585,920)
 Inventories                                  (56,096)     (43,421)
 Prepaid expenses and deposits                (19,995)    (270,752)
 Accounts payable and accrued
  liabilities                                  24,650       67,866
 Income taxes payable                         130,226        1,387
 Accounts payable - Affiliate                 (77,670)      73,319
                                            ----------   ---------
 Net cash provided by operating
  activities                                1,861,043    1,316,544

Cash flows from investing activities:
 Purchase of subsidiaries less cash
  on hand at date of acquisition           (1,687,965)    (267,045)
 Purchase of property and equipment          (227,676)    (115,527)
 Software development costs
  capitalized                              (1,103,633)    (625,096)
                                           ----------    ---------
 Net cash used in investing
  activities                               (3,019,274)  (1,007,668)

Cash flows from financing
activities:
 Proceeds received from issuance of debt    1,755,642      170,724
 Principal payments on notes payable         (294,978)     (65,078)
 Issuance of common stock for cash            115,440       22,680
                                           ----------    ---------
Net cash provided by
 financing activities                       1,576,104      128,326

Net increase in cash                          417,873      437,202

Cash at beginning of year                     720,838      283,636
                                           ----------     --------
Cash at end of year                        $1,138,711     $720,838
                                           ==========     ========
Interest paid in cash                      $   27,375     $ 16,647
                                           ==========     ========


See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 1999 and 1998


The Company acquired office equipment under an installment purchase plan in the amount of $55,496 during 1998 and financed $61,848 for the purchase of vehicles during 1999. During 1998, convertible debt and accrued interest of $61,750 was exchanged for 458,767 shares of common stock.

The Company acquired two subsidiaries during 1998 for a combination of cash, debt and common stock. Projected Learning Programs, Inc. was acquired effective January 1, 1998 by issuing a $50,000 note payable, 175,000 shares of common stock valued at $1.00 per share and cash of $100,000. Learning Pathways, Ltd. was acquired effective October 1, 1998 for 510,030 shares of common stock valued at $1.30 per share and $165,760 of debt of which $82,880 was paid prior to December 31, 1998.

Effective October 1, 1999, the Company acquired all of the common stock of Dolphin, Inc. for $1,752,000 cash and 35,148 shares of the Company's common stock valued at $48,000.


See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999

1.  Summary of significant accounting policies
----------------------------------------------

The summary of significant accounting policies of The American
Education Corporation (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

On January 8, 1991, the Company purchased substantially all of the assets of American Educational Computer, Inc., and assumed specific trade accounts payable and other accrued liabilities related to that business.

On August 15, 1991, Plasmedics, Inc., changed its name to The American Education Corporation ("AEC"). AEC's principal business is the development of educational computer software and its distribution to retail outlets and school districts nationally.

On February 26, 1998, the Company acquired the business of Projected Learning Programs, Inc. ("PLP") pursuant to the terms of an Agreement and Plan of Merger, among the Company, PLP, and PLP Holdings, Inc. (a subsidiary of the Company formed to accommodate the merger). The transaction was accounted for as a purchase. The Company paid the sellers $325,000 for the stock of PLP as follows:
175,000 shares of the Company's $.025 par value common stock, cash of $100,000 and a $50,000 promissory note. The business of PLP is to produce, publish and distribute computer software catalogs to various educational institutions throughout the United States. The operations of PLP were relocated from California to Oklahoma City in March 1998. The closing date of the transaction was effective as of January 1, 1998. The results of operations of PLP are included in the consolidated statements of income for the two years ended December 31, 1999.

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provides that if LPL meets or exceeds certain finaancial goals set forth in the Agreement, then the Company will pay the sellers additional shares of the Company's common stock. The business of LPL principally is to distribute the World Book Encyclopedia print and multimedia product line in the United Kingdom. Results of operations of LPL are included in the consolidated income statements for the period October 1, 1998 through December December 31, 1998 and for the year ended December 31, 1999.

On December 24, 1999, the Company entered into a stock purchase agreement to acquire 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The transaction's effective date was October 1, 1999. The purchase price was $1,800,000 consisting of cash payments totaling $1,752,000 and 35,148 shares of the Company's common stock valued at $48,000. The acquisition has been accounted for as a purchase. Results of Dolphin's operations for the period October 1, 1999 through December 31, 1999 are included in the 1999 consolidated statement of income. Dolphin provides software design services for unaffiliated customers.

During 1999 and 1998 net income from foreign operations totaled
$195,423 and $45,940, respectively. No dividends were received from the foreign entity.

Revenue recognition
-------------------
The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $393,835 and $775,045 of such non-monetary transactions for the years ended December 31, 1999 and 1998, respectively.

Capitalized software costs
--------------------------
Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 1999, were $2,421,473 with $1,103,633 additional costs capitalized during 1999. Amortization expense totaled $393,124 in 1999 and $238,989 in 1998.

Goodwill
--------
Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition.


                                                           Accumulated
                                     Goodwill             Amortization
                                    ----------           -------------

Projected Learning Programs, Inc.   $  325,000           $    (43,333)
Learning Pathways, Ltd.                760,494                (62,718)
Dolphin, Inc.                        1,414,617                (23,577)
                                    ----------           -------------
                                    $2,500,111           $   (129,628)
                                    ==========           =============

Goodwill is being amortized over fifteen years. Amortization expense totaled $95,990 and $33,638 for 1999 and 1998, respectively.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packing and educational software materials and World Book Encyclopedia print and multimedia products.

Property and equipment
----------------------
Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $111,528 and $44,869 for 1999 and 1998, respectively. The components of property and equipment at December 31, 1999, are as follows:

    Furniture, fixtures and office equipment             $  662,556
    Office equipment financed under installment notes       111,546
    Leasehold improvements                                   33,283
    Vehicles                                                 61,098
                                                         ----------
                                                            868,483
    Less:  accumulated depreciation                        (307,066)
                                                         ----------
    Net property and equipment                           $  561,417
                                                         ==========


Statements of cash flows
------------------------
In the consolidated statements of cash flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

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

Fair value of financial instruments
-----------------------------------
The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.


2. Options to purchase common stock
-----------------------------------

The shareholders approved an Incentive Stock Option Plan for employees during 1998, and approved an amendment to the plan in 1999 to increase the number of shares available. The total shares issuable under this plan is 1,050,000. The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008.

The shareholders also approved a Director's Stock Option Plan during 1998. The total shares issuable under this Plan is 100,000. Each outside director initially elected or appointed shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company.

The Company's former non-qualified stock option plan originated in 1996 and certain unexercised options under this plan were extended beyond the original expiration date of March 11, 1999, for a period of three years. The following table summarizes stock option plan activity:

                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Director Plan  Employee Plan    Total
                   ---------  -------------  -------------  ---------
Number of shares
under options
outstanding as of:

December 31, 1998  1,335,995          --          493,000   1,828,995

Shares granted           --        30,000         550,000     580,000
Shares exercised     (25,000)         --          (29,165)    (54,165)
Shares expired      (148,619)         --          (22,000)   (170,619)
                   ----------      ------         --------  ----------
December 31, 1999  1,162,376       30,000         991,835   2,184,211
                   ==========      ======         ========  ==========

Option price range
per share        $.50 - $.90       $  .73          $  .73



3. Common and preferred stock
-----------------------------

The following is a summary of common stock transactions during 1999:

	                                      Number of           Price
                                      Shares Issued      Per Share
                                      -------------      ---------

Stock issued for services                172,680        $ .50-$1.28
Stock issued for cash
 including exercise of stock options     124,165        $ .50-$1.00
Stock issued for acquisition of
 Dolphin, Inc.                            35,148              $1.36


4.  Notes Payable and Long-term debt
------------------------------------

The Company had the following indebtedness under notes and loan agreements:

                                   Current     Long-term       Total
                                  ---------    ---------    ----------

Line of credit with bank,
originated December 23, 1999,
matures April 30, 2001; initial
line - $1,145,000, reducing by
$12,500 per month; interest at
prime rate payable monthly
(8.5% at December 31, 1999),
remaining principal due at
maturity, secured by accounts
receivable and inventory           $122,433     $ 909,969   $1,023,402

Line of credit with bank,
originated December 23, 1999,
matures April 30, 2001; maximum
line - $475,000, interest at
prime rate (8.5% at December
31, 1999) payable monthly,
principal due at maturity,
secured by accounts receivable
and inventory                           --        475,000      475,000
Lines of credit with bank,
originated April 30, 1999, to
December 23,1999, matures
April 30, 2000; maximum line -
$1,000,000, interest at prime
rate (8.5% at December 31, 1999),
payable monthly, principal due at
maturity, secured by accounts
receivable and  inventory               --            --           --

Installment notes payable to bank,
originated June 4, 1999, through
October 26, 1999, matures
December 4, 2002 through April 26,
2003; principal and interest due
in monthly payments of $2,721,
interest at bank's prime rate plus
 .25%, (8.75% at December 31, 1999);
secured by equipment                  25,172      64,461        89,633

Two installment notes payable to
finance company, originating July
and August 1999, due in monthly
payments of $1,700 including interest
at 0.9% annually, maturing June and
July 2002; secured by vehicles        20,404      33,711        54,115

Note payable to affiliate for
acquisition of subsidiary, dated
February 26, 1998, maturing
March 5, 2000, bearing interest
at 10%, payable in 24 monthly
installments. Original loan
$50,000                                6,808         --         6,808

Various installment notes payable,
bearing interest at 9% - 9.6%,
maturing between 2001 and 2002.
Monthly payments totaling $2,953;
Secured by equipment                  38,235      45,747       83,982
                                   ---------  ----------   ----------
                                   $ 213,052  $1,519,888   $1,732,940
                                   =========  ==========   ==========

Aggregate maturities of notes payable are as follows:

      2000     $  213,052
      2001      1,452,829
      2002         62,020
      2003          5,039
               ----------
               $1,732,940
               ==========

5.  Operating leases
--------------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed February 23, 1999, for thirty-six months at $8,416 a month. Adjacent space is leased under a sub-lease agreement for $3,073 a month through February 2000 and thereafter under an expansion space lease for twenty-four months at $4,171 a month.

Dolphin, Inc., a wholly-owned subsidiary, leases office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2000. Monthly rents are $7,950. Dolphin, Inc. also leases an auto for $789 a month through May 2001.

Learning Pathways, Limited, a wholly-owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,536. The lease renews each month for a period of ninety days.

Total rent expense was $175,990 for 1999 and $99,041 for 1998.

Future rental commitments under lease agreements are as follows:

                             Office Lease
                             ------------
    2000                     $    198,061
    2001                          154,984
    2002                           25,173
                             ------------
                             $    378,218
                             ============

6. Income taxes
---------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                          1999                1998
                                         ------              -----
Statutory federal income tax rate        34.0%               34.0%
State income taxes                        6.0%                6.0%
Amortization of goodwill                  2.4%                0.7%
Nondeductible expenses                    1.2%                1.0%
Foreign income taxed at different rate   (1.3%)                --
Other, net                               (2.9%)               0.8%
                                         ------              -----
Effective income tax rate                39.4%	             42.5%
                                         ======              =====
Deferred tax liabilities and assets at December 31, 1999 are comprised of the following:

Deferred tax liabilities:
  Capitalized software                                 $ 659,339
  Change in accounting method for tax purposes -
    cash to accrual for purchased subsidiary             100,705
  Plant and equipment and related depreciation            35,420
  Prepaid advertising                                     45,713
                                                       ---------
    Total deferred tax liabilities	                     841,177
                                                       ---------

Deferred tax assets:
  Receivables and inventory valuation allowances          46,482
  Net operating loss carryforward                        537,425
  Change in accounting method for tax purposes-
    Capitalized software expensed for tax purposes       347,416
  Vacation accrual and deferred compensation              46,882
                                                       ---------
    Total deferred tax assets	                           978,205
                                                       ---------
Net deferred tax asset                                 $ 137,028
                                                       =========

Prior to 1996, the Company had incurred net operating losses since its inception in 1981. As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $3,512,000 of net operating loss carryforwards during the years ending December 31, 1996 through December 31, 1999, and therefore, a deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available net operating loss carryforwards of approximately $1,340,000 for regular tax purposes and for alternative minimum purposes expiring between the years 2001 and 2012.

7.  Royalty agreements
----------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2000 to 2005. The Company entered into distribution agreements for the sale of other software curriculum and integration with the World Book Encyclopedia during 1999. Royalty expense totaled $182,249 and $145,605 in 1999 and 1998, respectively.

8.  Related party transactions
------------------------------

The Company has an outstanding note payable with a remaining balance of $6,808 at December 31, 1999, to a shareholder for part of the acquisition price of a subsidiary. The Company is also indebted to a shareholder for temporary advances plus accrued interest totaling $96,529 at December 31, 1999.

The Company paid accrued consulting fees to a company owned by its President in the amount of $25,556 during 1998. Consulting fees totaling $8,833 were also paid to certain directors during 1998.

9. Significant customers and concentration of credit risk
---------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of revenues in 1999 or 1998.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

As of December 31, 1999, the Company has $608,000 of funds on deposit in a financial institution in excess of federally insured limits.

10.  Commitments and contingencies
----------------------------------

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

11. Accrued liabilities
-----------------------

Accrued liabilities are comprised of the following at December 31, 1999:

    Accrued profit sharing                        $ 133,354
    Accrued payroll, taxes and benefits             123,301
    Accrued commissions and royalties               129,853
    Accrued professional costs                       38,500
    Accrued revenues and warranties                  18,400
    Accrued - other                                 140,550
                                                  ---------
                                                  $ 583,958
                                                  =========

12.  Profit sharing plan
------------------------

The Board of Directors has adopted a profit sharing program whereby 5% of the Company's pretax profits are accrued to a profit sharing pool. The amounts paid to individual employees is determined based upon performance and upon annual salary. The Company's profit sharing expense totaled $79,183 and $95,644 for 1999 and 1998, respectively.

13.  Litigation
---------------

The Company may be the subject of various legal proceedings that could arise during in the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

14.  Earnings per share
-----------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                        1999                 1998
                     ----------           ----------

     Basic           13,645,129           12,626,000
     Diluted         14,379,303           13,615,784

Employee stock options are included in the number of diluted common shares using the treasury stock method.

15.  Employee benefit plans
---------------------------

The Company adopted a 401(k) Plan effective January 1, 1999. The Plan allows eligible employees to defer part of their income on a tax-favored basis into the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company may make contributions to the Plan as a matching percentage or as a lump sum amount determined annually. During 1999 the Company made no contributions to the Plan.


16.  Foreign assets, liabilities and income
-------------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of LPL's financial condition at December 31, 1999 and the results of its operations for the year then ended stated in U.S. currency:

                     Total assets			            $  779,956
                     Total liabilities          $  381,406

                     Revenues                   $1,447,868
                     Net Income                 $  195,423
                     Foreign income taxes       $   94,860


Exhibit 11
----------

Statement re: computation of per share earnings
-----------------------------------------------
Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                        1999                 1998
                     ----------           ----------

     Basic           13,645,129           12,626,000
     Diluted         14,379,303           13,615,784

Employee stock options are included in the number of diluted common shares using the treasury stock method.


Exhibit 21
----------

Subsidiaries of The American Education Corporation

Projected Learning Programs, Inc., an Oklahoma corporation

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation


Exhibit 23.1
------------

We consent to the incorporation by refrence in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to
The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 7, 2000, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Steakley, Gilbert & Bozalis, P.C.


March 30, 2000
Oklahoma City, Oklahoma