Form 10QSB
period 2000-03-31
AMERICAN EDUCATION CORPORATION
filed 2000-05-12
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the Transition Period from ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
----------------------------------
(Exact name of small business issuer as specified in its charter)

Colorado
--------
(State or other jurisdiction of incorporation or organization)


84-0838184
----------
(IRS Employer Identification No.)


7506 North Broadway Extension, Suite 505, Oklahoma City, OK  73116
------------------------------------------------------------------
(Address of principal executive offices)

(405) 840-6031
--------------
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.025 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO__

Number of shares of the issuer's common stock outstanding as of May
1, 2000:               14,019,374

Transitional Small Business Disclosure Format	    YES __   NO X


THE AMERICAN EDUCATION CORPORATION

                                    INDEX
                                    -----
                                                  Page No.
                                                  --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                3
           March 31, 2000 and December 31, 1999

           Consolidated Statements of Income          4
           For the Three Months Ended
           March 31, 2000 and for the Three
           Months Ended March 31, 1999

           Consolidated Statements of Cash Flows      5
           For the Three Months Ended March 31,
           2000 and for the Three Months Ended
           March 31, 1999

           Notes to Interim Consolidated Financial    6
           Statements


Item 2     Management's Discussion and Analysis       8
           Of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          11

SIGNATURE PAGE                                       13



PART 1 - FINANCIAL INFORMATION

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                      March 31        December 31
                                        2000              1999
                                     Unaudited          Audited
ASSETS

Current assets:
     Cash and cash equivalents      $   991,057      $ 1,138,711
     Accounts receivable, net of
     allowance for returns and
     uncollectible accounts of
     $146,618 and $116,667            2,780,149        2,215,242
     Inventory                          142,820          152,344
     Prepaid expenses and deposits      328,948          358,597
     Deferred tax asset                  59,262          123,441
                                      ---------        ---------
     Total current assets             4,302,236        3,988,335

Property and equipment, at cost         913,046          868,483
     Less accumulated depreciation
     and amortization                  (347,965)        (307,066)
                                       ---------       ---------
          Net property and equipment    565,081          561,417

Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $1,746,537 and $1,635,233     2,164,318        1,889,872
     Goodwill, net of accumulated
     amortization of $170,945 and
     $129,628                         2,349,534        2,370,483
     Deferred tax asset                  27,038           13,587
                                      ---------        ---------
          Total other assets          4,540,890        4,273,942
                                      ---------        ---------

          Total assets            $   9,408,207    $   8,823,694
                                      ---------        ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   531,052      $   399,454
     Accrued liabilities                671,503          583,958
     Accounts payable - Affiliates       97,827           96,529
     Notes payable and current
     portion of long-term debt          209,190          213,052
     Foreign income taxes payable       160,696          117,677
     Income taxes payable                49,124           35,674
                                      ---------        ---------
         Total current liabilities    1,719,392        1,446,344

Long-term debt                        1,498,466        1,519,888
Other                                    25,800           16,125
                                      ---------        ---------
         Total liabilities            3,243,658        2,982,357
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          14,019,374 shares             350,485          343,877
     Additional paid-in capital       6,577,787        6,424,322
     Retained Earnings / (Deficit)     (926,862)        (926,862)
     Year-to-date earnings              163,139              -
                                      ---------        ---------
         Total stockholders' equity   6,164,549        5,841,337
                                      ---------        ---------

         Total liabilities and
         stockholders' equity       $ 9,408,207     $  8,823,694
                                      ---------        ---------

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)
                                        2000           1999
                                   -------------   ------------

Net Sales                           $  2,524,297   $  1,570,145
Cost of goods sold                       724,682        292,464
                                   -------------   ------------
Gross profit                           1,799,615      1,277,681

Operating expenses:
     Sales and marketing                 660,658        515,070
     Operations                           48,211         57,077
     General and administrative          705,683        466,786
     Amortization of capitalized
     software costs                      110,594         88,428
                                   -------------   ------------
Total operating expenses               1,525,146      1,127,361
                                   -------------   ------------

Operating income                         274,469        150,320

Other income(expense):
     Interest income                       8,789          5,104
     Interest expense                    (35,492)        (6,693)
     Other                                    88          8,576
                                   -------------   ------------
Net income before income taxes           247,854        157,307

     Current income taxes                 41,732         27,762
     Deferred income taxes                42,983         15,320
                                   -------------    -----------
Net income                         $     163,139    $   114,225
                                   -------------    -----------

Basic                                 13,911,754     13,488,520

Earnings per share                 $       0.012    $     0.008

Diluted                               14,547,982     14,142,247

Earnings per share                 $       0.011    $     0.008

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited)

                                         2000           1999
                                    -----------     -----------

Cash flows from operating activities:
Net income                          $   163,139     $   114,225
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Deferred income taxes               50,728          15,319
     Depreciation and amortization      193,520         124,620
     Reserve for bad debts and returns   29,951          (7,587)
     Stock issued for compensation       11,500          18,980
     Other                                3,245          (7,653)

Changes in assets and liabilities:
     Accounts receivable               (594,858)        (75,026)
     Inventories                          9,524           3,812
     Prepaid expenses and other          29,649         (64,499)
     Other assets                            -          (21,036)
     Accounts payable and accrued
     liabilities                        219,143         (42,910)
     Accounts payable - Affiliate         1,298         (81,595)
     Income taxes payable                56,469          26,762
                                    -----------      ----------
     Net cash provide by operating
     activities                         173,308           3,412
                                    -----------      ----------

Cash flow from investing activities:
     Capitalization of organizational
     costs and goodwill                 (14,528)        (17,218)
     Purchase of capitalized software
     costs                             (385,750)       (181,635)
     Purchase of property and
     equipment                          (44,563)        (26,076)
                                    -----------      ----------
     Net cash used in investing
     activities                        (444,841)       (224,929)

Cash flows from financing activities:
     Proceeds received from issuance
     of debt                                 -          158,475
     Principal payments on notes        (25,284)        (63,807)
     Issuance of common stock           149,163         110,000
                                    -----------      ----------
     Net cash provided by
     financing activities               123,879         204,668
                                    -----------      ----------

Net increase (decrease) in cash        (147,654)        (16,849)

Cash at beginning of the period       1,138,711         720,838
                                    -----------      ----------
Cash at end of the period           $   991,057      $  703,989
                                    -----------      ----------


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION

Part I - NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------------------------


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1. Nature of Business:

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has three subsidiaries, Projected Learning Programs, Inc. ("PLP") , Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin"). PLP is a direct mail catalog reseller of primarily other publishers' products to high schools and colleges. LPL is the exclusive schools and libraries distributor of the print, multimedia and online versions of the World Book Encyclopedia in Great Britain. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.


2. Basis of Presentation:

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company's consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The interim consolidated financial statements at March 31, 2000, and for the three month periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interim financial statements for the three month period ending March 31, 2000 are not necessarily indicative of the results that can be expected for the entire year.

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


5. Goodwill:

Goodwill relates to the acquisitions in 1998 of PLP and LPL, and in 1999 for Dolphin, and is amortized over a period of fifteen (15) years.


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


11. Stockholders' Equity:

During the quarter ended March 31, 2000, the Board of Directors approved the issuance of 23,000 shares of common stock to major distributors in recognition of contributions made to the Company. In addition, options to purchase 241,305 shares of common stock at $.50 to $.75 were exercised.

At March 31, 2000, paid-in capital includes $4,130 of foreign currency translation adjustments.


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


Liquidity and Capital Resources

As of March 31, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $991,057, net accounts receivable of $2,780,149 and inventory of $142,820. The Company's net cash provided by operating activities during the first quarter increased from $3,412 in 1999 to $173,308 in 2000. Net cash used in investing activities for the same period increased by 98% from $224,929 in 1999 to $444,841 in 2000, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of March 31, 2000.

At March 31, 2000, the Company had working capital of $2,582,844
compared to $2,541,991 at December 31, 1999.   The Company
believes that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2000.

Additional working capital beyond that available within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At March 31, 2000, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, which were unused.



Impact of The Year 2000
-----------------------

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



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------------------

Net sales for the three months ended March 31, 2000, totaled $2,524,297 compared to $1,570,145 for the same period in 1999. This represents an increase of 60.8% over the comparable 1999 quarter. This increase is attributable to sales increases in the Company's core profit-generating units of the business, American Education and Learning Pathways, and the inclusion of the results of Dolphin, Inc. that was acquired in late 1999.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2000 increased to 28.7% from 18.6% for the same period in 1999. This change is attributed to the increase of lower gross margin products sold by Learning Pathways, Limited as a percentage of consolidated revenues, and the inclusion of the results of Dolphin, Inc. ("Dolphin"), which also has lower gross margins than the Company's primary business. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or Learning
Pathways, Ltd. ("LPL") the cost to acquire software from other publishers, and includes certain allocated overhead costs. The Company's principal product family, A+dvanced Learning System registered (A+LS), provided gross profit margins of 93% in the first quarter of 2000. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World
Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,525,146 for the three months ended March 31, 2000, compared to $1,127,361 for the same 1999 quarter. As a percentage of sales revenue, operating expenses decreased from 71.7% in 1999 to 60.4% in 2000. This decrease in operating expenses as a percentage of revenues is primarily due to volume-related efficiencies where a higher sales volume can be supported by the personnel and infrastructure put in place during 1999. As a component of total operating expenses, selling and marketing costs increased by 28.2%, from $515,070 for the three months ended March 31, 1999, to $660,658 for the current period. As a percentage of net revenues, however, these costs decreased from 32.8% to 26.2%. The increase in 2000 selling expenses is a direct result of increased selling efforts required to support the higher sales levels attained.

General and administrative expenses, including operations, increased from $523,863 to $753,894, but as a percentage of net revenues decreased from 33.3% to 29.9% for the quarter. The dollar increase is primarily attributable to the inclusion of the administrative costs of Dolphin in the consolidated corporate results in the quarter ended March 31, 2000 and planned increases in support staff added over the prior year to handle the increased net revenues that management believes will occur during the balance of the 2000 fiscal year.

Interest expense for the quarter ended March 31, increased from $6,693 in 1999 to $35,492 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the three months ended March 31, 2000, was $163,139 compared to $114,225 for the same period in 1999, an increase of 42.8%.

Company management believes that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or elearning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, suitable for both the U.S. and the UK's instructional systems, will meet the instructional requirement for many countries where English is a primary instructional requirement. The Company's investment into technology and the elearning business model should provide for expanded growth opportunities on a worldwide basis.

The Company's future competitive position has been enhanced as a result of its investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java2-based A+nyWhere Learning System registered. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be favorable world market conditions, provide a basis for sustained growth.



THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
----------------------------------

Item 1.     Legal Proceedings

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities

During the quarter ended March 31, 2000, the Board of Directors approved the issuance of 23,000 shares of common stock to major distributors in recognition of contributions made to the Company. In addition, options to purchase 241,305 shares of common stock at $.50 to $.75 were exercised.


Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

None.

Item 5.     Other Information

Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits have been filed as a part of this report:


Exhibit No.   Description of Exhibits
-----------   -----------------------------------------------------
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

                              The American Education Corporation


May 12, 2000                  By:  Jeffrey E. Butler
                                  __________________________________
                                   Jeffrey E. Butler,
                                   Chief Executive Officer
                                   Chairman of the Board
                                   Treasurer