Form 10QSB
period 2000-06-30
AMERICAN EDUCATION CORPORATION
filed 2000-08-11
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Securities registered pursuant to Section 12(g) of the Act:Common Stock, par value $.025 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO__

Number of shares of the issuer's common stock outstanding as of August  1,
2000:       14,083,128

Transitional Small Business Disclosure Format
YES __    NO  X


THE AMERICAN EDUCATION CORPORATION

                                    INDEX
                                    -----
                                                  Page No.
                                                  --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                3
           June 30, 2000 and December 31, 1999

           Consolidated Statements of Income          4
           For the Three Months Ended
           June 30, 2000 and for the Three
           Months Ended June 30, 1999

           For the Six Months Ended June 30, 2000     5
           and for the Six Months Ended June 30,
           1999

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2000     6
           and for the Six Months Ended June 30,
           1999

           Notes to Interim Consolidated Financial    7
           Statements


Item 2     Management's Discussion and Analysis       9
           Of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          13

SIGNATURE PAGE                                       16


PART 1 - FINANCIAL INFORMATION

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                       June 30        December 31
                                        2000              1999
                                     -----------      -----------
                                      unaudited          audited
ASSETS
Current assets:
     Cash and cash equivalents      $   665,442      $ 1,138,711
     Accounts receivable, net of
     allowance for returns and
     uncollectible accounts of
     $140,724 and $116,667            3,819,009        2,215,242
     Inventory                          155,942          152,344
     Prepaid expenses and deposits      266,076          358,597
     Deferred tax asset                       -          123,441
                                      ---------        ---------
     Total current assets             4,906,469        3,988,335

Property and equipment, at cost         958,761          868,483
     Less accumulated depreciation
     and amortization                  (393,850)        (307,066)
                                       ---------       ---------
          Net property and equipment    564,911          561,417

Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $1,867,442 and $1,635,233     2,373,120        1,889,872
     Goodwill, net of accumulated
     amortization of $212,261 and
     $129,628                         2,340,094        2,370,483
     Deferred tax asset                       -           13,587
                                      ---------        ---------
          Total other assets          4,713,214        4,273,942
                                      ---------        ---------

          Total assets            $  10,184,594    $   8,823,694
                                      ---------        ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   338,866      $   399,454
     Accrued liabilities                820,536          583,958
     Accounts payable - Affiliates            -           96,529
     Notes payable and current
     portion of long-term debt          219,577          213,052
     Foreign income taxes payable       191,750          117,677
     Income taxes payable                 8,574           35,674
                                      ---------        ---------
         Total current liabilities    1,579,303        1,446,344

Long-term debt                        1,509,170        1,519,888
Other                                    35,475           16,125
Deferred income tax                     241,385                -
                                      ---------        ---------
         Total liabilities            3,365,333        2,982,357
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity:
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          14,083,128 shares             351,954          343,877
     Additional paid-in capital       6,603,688        6,424,322
     Retained Earnings / (Deficit)     (926,862)        (926,862)
     Year-to-date earnings              790,481              -
                                      ---------        ---------
         Total stockholders' equity   6,819,261        5,841,337
                                      ---------        ---------

         Total liabilities and
         stockholders' equity       $10,184,594     $  8,823,694
                                      ---------        ---------

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)
                                        2000           1999
                                   -------------   ------------

Net Sales                           $  3,475,208   $  2,777,748
Cost of goods sold                       579,410        234,787
                                   -------------   ------------
Gross profit                           2,895,798      2,542,961

Operating expenses:
     Sales and marketing                 847,160        811,255
     Operations                           82,844         47,608
     General and administrative          825,712        555,610
     Amortization of capitalized
     software costs                      119,877         95,851
                                   -------------   ------------
Total operating expenses               1,875,593      1,510,324
                                   -------------   ------------

Operating income                       1,020,205      1,032,637

Other income(expense):
     Interest income                       8,815          3,783
     Interest expense                    (38,278)        (7,899)
     Other                                     -         (3,539)
                                   -------------   ------------
Net income before income taxes           990,742      1,024,982

     Current income taxes                 33,040         24,752
     Deferred income taxes               330,360        379,737
                                   -------------    -----------
Net income                         $     627,342    $   620,493
                                   -------------    -----------

Basic                                 14,060,709     13,693,256

Earnings per share                 $       0.045    $     0.045

Diluted                               14,271,650     14,374,739

Earnings per share                 $       0.044    $     0.043

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)
                                        2000           1999
                                   -------------   ------------

Net Sales                           $  5,999,506   $  4,347,893
Cost of goods sold                     1,304,092        527,251
                                   -------------   ------------
Gross profit                           4,695,414      3,820,642

Operating expenses:
     Sales and marketing               1,507,818      1,326,326
     Operations                          131,055        104,685
     General and administrative        1,531,396      1,022,396
     Amortization of capitalized
     software costs                      230,471        184,280
                                   -------------   ------------
Total operating expenses               3,400,740      2,637,687
                                   -------------   ------------

Operating income                       1,294,674      1,182,955

Other income(expense):
     Interest income                      17,604          8,887
     Interest expense                    (73,770)       (14,592)
     Other                                    88          5,039
                                   -------------   ------------
Net income before income taxes         1,238,596      1,182,289

     Current income taxes                 74,772         52,514
     Deferred income taxes               373,343        395,057
                                   -------------    -----------
Net income                         $     790,481    $   734,718
                                   -------------    -----------

Basic                                 13,986,048     13,589,125

Earnings per share                 $       0.057    $     0.054

Diluted                               14,196,989     14,670,208

Earnings per share                 $       0.056    $     0.050

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)

                                         2000           1999
                                    -----------     -----------

Cash flows from operating activities:
Net income                          $   790,481     $   734,718
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Deferred income taxes              378,413         395,057
     Depreciation and amortization      401,626         257,183
     Reserve for bad debts and returns   24,057          (5,728)
     Stock issued for compensation       11,500          91,040
     Other                                8,414          (7,718)

Changes in assets and liabilities:
     Accounts receivable             (1,627,824)       (944,330)
     Inventories                         (3,598)       (100,879)
     Prepaid expenses and other          92,521         (16,095)
     Other assets                            -          (21,036)
     Accounts payable and accrued
     liabilities                        175,990         130,705
     Accounts payable - Affiliate       (96,529)        (80,297)
     Income taxes payable                46,973          47,737
                                    -----------      ----------
     Net cash provided by operating
     activities                         202,024         480,357
                                    -----------      ----------

Cash flow from investing activities:
     Increase in goodwill               (14,528)        (30,233)
     Purchase of capitalized software
     costs                             (715,457)       (495,657)
     Purchase of property and
     equipment                          (90,278)       (179,016)
                                    -----------      ----------
     Net cash used in investing
     activities                        (820,263)       (704,906)

Cash flows from financing activities:
     Proceeds received from issuance
     of debt                             46,584         250,384
     Principal payments on notes        (50,777)       (127,402)
     Issuance of common stock           149,163         115,575
                                    -----------      ----------
     Net cash provided by
     financing activities               144,970         238,557
                                    -----------      ----------

Net increase (decrease) in cash        (473,269)         14,008

Cash at beginning of the period       1,138,711         720,838
                                    -----------      ----------
Cash at end of the period           $   665,442      $  734,846
                                    -----------      ----------


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------


1. Nature of Business:
----------------------
The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has three subsidiaries, Projected Learning Programs, Inc. ("PLP") , Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin"). PLP is a direct mail catalog reseller of primarily other publishers' products to high schools and colleges. LPL is the exclusive schools and libraries distributor of the print, multimedia and online versions of the World Book Encyclopedia in Great Britain. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.


2. Basis of Presentation:
-------------------------
The summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company's consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The interim consolidated financial statements at June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December
31, 1999. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that can be expected for the entire year.

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
--------------------------
The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 on software revenue recognition.


4.	Capitalized Software Costs:
---------------------------------
Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years.


5. Goodwill:
------------
Goodwill relates to the acquisitions in 1998 of PLP and LPL, and in 1999 for Dolphin, and is amortized over a period of fifteen (15) years.


6. Inventories:
---------------
Inventories are stated at the lower of cost (first-in, first-out), or market, and consist primarily of educational software materials, packing materials and World Book Encyclopedia print and multimedia products.


7.	Property and Equipment:
-----------------------------
Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.


8.	Statements of Cash Flows:
-------------------------------
In the Consolidated Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less. The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.


9.	Income Taxes:
-------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.


10. Computation of Earnings Per Share:
--------------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options to purchase common stock.


11. Stockholders' Equity:
-------------------------
During the quarter ended June 30, 2000, the Board of Directors granted options to purchase 91,000 shares of the Company's common stock at $.73 per share.

At June 30, 2000, paid-in capital includes $377 of foreign currency translation adjustments.


12. 	Commitments and Contingencies:
------------------------------------
The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.


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


Liquidity and Capital Resources
-------------------------------
As of June 30, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $665,442, net accounts receivable of $3,819,009 and inventory of $155,942. The Company's net cash provided by operating activities during the six months ended June 30, 2000 was $202,024 and an additional $144,970 was provided from financing activities, primarily the issuance of common stock resulting from the exercise of stock options. Net cash used in investing activities for the six months ended June 30 increased by 16% from $704,906 in 1999 to $820,263 in 2000, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of June 30, 2000.

At June 30, 2000, the Company had working capital of $3,327,166 compared to
$2,541,991 at December 31, 1999.   The Company believes that cash flows from
operations will be adequate to finance its normal financing and investing activities for the remainder of 2000.

Additional working capital beyond that existing within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At June 30, 2000, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, which were unused.


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



RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------
Net sales for the three months ended June 30, 2000, totaled $3,475,208 compared to $2,777,748 for the same period in 1999. This represents an increase of 25.1% over the comparable 1999 quarter. This increase is attributable to sales increases in the Company's core profit-generating units of the business, American Education and Learning Pathways, and the inclusion of the results of Dolphin, Inc. that was acquired in late 1999.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2000 increased to 16.7% from 8.5% for the same period in 1999. This change is attributed to the increase of lower gross margin products sold by Learning Pathways, Limited as a percentage of consolidated revenues, and the inclusion of the results of Dolphin, Inc. ("Dolphin"), which also has lower gross margins than the Company's primary business. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or Learning Pathways, Ltd. ("LPL") the cost to acquire software from other publishers, and includes certain allocated overhead costs. The Company's principal product family, A+dvanced Learning System registered trademark (A+LS), provided gross profit margins of 96% in the second quarter of 2000. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,875,593 for the three months ended June 30, 2000, compared to $1,510,324 for the same 1999 quarter. As a percentage of sales revenue, operating expenses decreased to 54.0% in 2000 compared to 54.4% in 1999. As a component of total operating expenses, selling and marketing costs increased by 4.4%, from $811,255 for the three months ended June 30, 1999, to $847,160 for the current period. As a percentage of net revenues, however, these costs decreased from 29.2% to 24.4%. This decrease in selling and marketing expenses as a percentage of revenues is primarily due to volume-related efficiencies where a higher sales volume can be supported by the personnel and infrastructure put in place during 1999.

General and administrative expenses, including operations, increased from $603,218 to $908,556, and as a percentage of net revenues increased from 21.7% to 26.1% for the quarter. This increase is primarily attributable to the inclusion of the administrative costs of Dolphin in the consolidated corporate results in the quarter ended June 30, 2000 and planned increases in support staff added over the prior year to handle the increased net revenues that have occurred and that management believes will continue to occur during the balance of the 2000 fiscal year.

Interest expense for the quarter ended June 30, 2000 increased from $7,899 in 1999 to $38,278 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the three months ended June 30, 2000, was $627,342 compared to $620,493 for the same period in 1999, an increase of 1.1%.



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------
Net sales for the six months ended June 30, 2000, totaled $5,999,506 compared to $4,347,893 for the same period in 1999. This represents an increase of 38.0% over the comparable 1999 quarter. This increase is attributable to sales increases in the Company's core profit-generating units of the business, American Education and Learning Pathways, and the inclusion of the results of Dolphin, Inc. that was acquired in late 1999.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2000 increased to 21.7% from 12.1% for the same period in 1999. This change is primarily attributed to the inclusion in 2000 of the results of Dolphin, which has lower gross margins than the Company's primary business. The Company's principal product family, A+dvanced Learning System registered trademark (A+LS), provided gross profit margins of 95% in the first six months of 2000. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $3,400,740 for the six months ended June 30, 2000, compared to $2,637,687 for the same 1999 fiscal period. As a percentage of sales revenue, operating expenses decreased from 60.7% in 1999 to 56.7% in 2000. This decrease in operating expenses as a percentage of revenues is primarily due to volume-related efficiencies where a higher sales volume can be supported by the personnel and infrastructure put in place during 1999. As a component of total operating expenses, selling and marketing costs increased by 13.7 %, from $1,326,326 for the six months ended June 30, 1999, to $1,507,818 for the current period. As a percentage of net revenues, however, these costs decreased from 30.5% to 25.1%. The increase in 2000 selling expenses is a direct result of increased selling efforts required to support the higher sales levels attained.

General and administrative expenses, including operations, increased from $1,127,081 to $1,662,451, and as a percentage of net revenues increased from 25.9% to 27.7% for the six month period. The dollar increase is primarily attributable to the inclusion of the administrative costs of Dolphin in the consolidated corporate results in the six months ended June 30, 2000 and planned increases in support staff added over the prior year to handle the increased net revenues.

Interest expense for the six months ended June 30, increased from $14,592 in 1999 to $73,770 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the six months ended June 30, 2000, was $790,481 compared to $734,718 for the same period in 1999, an increase of 7.6%.



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

The Company's future competitive position has been enhanced as a result of its investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java2-based A+nyWhere Learning System trademark. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be favorable world market conditions, provide a basis for sustained growth.



THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings
-----------------------------
Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities
---------------------------------
During the quarter ended June 30, 2000, the Board of Directors granted options to purchase 91,000 shares of the Company's common stock at $.73 per share.

Item 3.     Default Upon Senior Securities
------------------------------------------
Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders
---------------------------------------------------------------
On July 28, 2000, the Company held its annual meeting of shareholders. There were three proposals submitted to the shareholders for approval; one of which was the election of directors. The following five nominees, who were all of the current directors of the Company, were re-elected to serve on the Board of Directors until their successors are duly elected and qualified: Jeffrey E. Butler, Monty C. McCurry, Newton Fink, Stephen E. Prust and Geoffrey Glossop.

The following is a tabulation with respect to the votes for each nominee for office:

                					     FOR	                WITHHELD

Jeffrey E. Butler	   		11,077,616	             185,840

Monty C. McCurry	   	 	11,252,088	              11,368

Newton Fink        				11,252,186	              11,270

Stephen E. Prust		    	11,078,496	             184,960

Geoffrey Glossop       11,078,804              184,652


The second proposal was a proposal to ratify the selection of Steakley & Gilbert P.C. as the independent accountants for the Company for the fiscal year ending December 31, 2000. The selection of Steakley & Gilbert, P.C. was ratified by the following vote:

       FOR                 AGAINST                ABSTAIN

   11,238,499		             22,721	                 2,236

The third proposal was a proposal to amend the Company's Stock Option Plan for Employees to increase the number of options in the Plan from 1,050,000 to 1,650,000. The amendment was approved by the following vote:

       FOR                 AGAINST                ABSTAIN

   10,999,372		            251,876		               12,208



Item 5.     Other Information
-----------------------------
Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------
The following exhibits have been filed as a part of this report:


Exhibit
No.                       Description of Exhibits
-------      ------------------------------------------------------
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

4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.6          Second Amendment to the Stock Option Plan for Employees
             (filed herewith)

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

             None.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation

August 11, 2000

By:  /s/Jeffrey E. Butler
    ------------------------
    Jeffrey E. Butler,
    Chief Executive Officer
    Chairman of the Board
    Treasurer


Exhibit 4.6


SECOND AMENDMENT TO 1998 STOCK OPTION PLAN FOR EMPLOYEES
--------------------------------------------------------

The following amendment to the 1998 Stock Option Plan For Employees was approved by (I) the Board of Directors of The American Education Corporation on May 22, 2000 and (ii) the shareholders on July 28, 2000:

     1.   Section 4.1 was amended by substituting "1,650,000" for "1,050,000."