Form 10QSB
period 2000-09-30
AMERICAN EDUCATION CORPORATION
filed 2000-11-13
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

YES X   NO__

Number of shares of the issuer's common stock outstanding as of November  1,
2000:     14,083,128

Transitional Small Business Disclosure Format	    YES __    NO  X


THE AMERICAN EDUCATION CORPORATION

                                    INDEX
                                    -----
                                                  Page No.
                                                  --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets                3
           September 30, 2000 and December 31, 1999

           Consolidated Statements of Income          4
           For the Three Months Ended
           September 30, 2000 and for the Three
           Months Ended September 30, 1999

           For the Nine Months Ended September 30,    5
           2000 and for the Nine Months Ended
           September 30, 1999

           Consolidated Statements of Cash Flows      6
           For the Nine Months Ended September
           30, 2000 and for the Nine Months Ended
           September 30, 1999

           Notes to Interim Consolidated Financial    7
           Statements


Item 2     Management's Discussion and Analysis       9
           Of Financial Conditions and Results of
           Operations


PART II - OTHER INFORMATION                          12

SIGNATURE PAGE                                       14



PART 1 - FINANCIAL INFORMATION


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                    September 30      December 31
                                        2000              1999
                                    ------------      -----------
                                      unaudited          audited
ASSETS
Current assets:
     Cash and cash equivalents      $ 1,150,665      $ 1,138,711
     Accounts receivable, net of
     allowance for returns and
     uncollectible accounts of
     $173,773 and $116,667            3,304,934        2,215,242
     Inventory                          155,377          152,344
     Prepaid expenses and deposits      460,335          358,597
     Deferred tax asset                       -          123,441
                                      ---------        ---------
     Total current assets             5,071,311        3,988,335

Property and equipment, at cost       1,043,910          868,483
     Less accumulated depreciation
     and amortization                  (443,406)        (307,066)
                                       ---------       ---------
          Net property and equipment    600,504          561,417

Other assets:
     Capitalized software costs,
     net of accumulated amortization
     of $2,004,086 and $1,635,233     2,639,263        1,889,872
     Goodwill, net of accumulated
     amortization of $253,677 and
     $129,628                         2,298,778        2,370,483
     Deferred tax asset                       -           13,587
                                      ---------        ---------
          Total other assets          4,938,041        4,273,942
                                      ---------        ---------

          Total assets            $  10,609,856    $   8,823,694
                                     ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable trade         $   375,298      $   399,454
     Accrued liabilities                784,849          583,958
     Accounts payable - Affiliates            -           96,529
     Notes payable and current
     portion of long-term debt          289,710          213,052
     Foreign income taxes payable       158,800          117,677
     Income taxes payable                     -           35,674
                                      ---------        ---------
         Total current liabilities    1,608,657        1,446,344

Long-term debt                        1,463,030        1,519,888
Other                                    45,150           16,125
Deferred income tax                     394,800                -
                                      ---------        ---------
         Total liabilities            3,511,637        2,982,357
                                      ---------        ---------

Commitments and contingencies               -                -

Stockholders' Equity:
     Preferred Stock, $.001 par value;
          Authorized - 50,000,000 shares
          - issued and outstanding - none   -                -
     Common Stock, $.025 par value
          Authorized 30,000,000 shares
          - issued and outstanding -
          14,083,128 shares             352,078          343,877
     Additional paid-in capital       6,609,312        6,424,322
     Retained Earnings / (Deficit)     (926,862)        (926,862)
     Year-to-date earnings            1,063,691              -
                                      ---------        ---------
         Total stockholders' equity   7,098,219        5,841,337
                                      ---------        ---------

         Total liabilities and
         stockholders' equity       $10,609,856     $  8,823,694
                                     ==========        =========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)
                                        2000           1999
                                   -------------   ------------

Net Sales                           $  2,785,266   $  2,143,201
Cost of goods sold                       720,097        184,167
                                   -------------   ------------
Gross profit                           2,065,169      1,959,034

Operating expenses:
     Sales and marketing                 549,422        898,930
     Operations                           90,456         67,676
     General and administrative          808,077        506,909
     Amortization of capitalized
     software costs                      135,319        107,263
                                   -------------   ------------
Total operating expenses               1,583,274      1,580,778
                                   -------------   ------------

Operating income                         481,895        378,256

Other income(expense):
     Interest income                      10,484          8,514
     Interest expense                    (43,847)        (7,030)
     Other                                 2,101         (4,261)
                                   -------------   ------------
Net income before income taxes           450,633        375,479

     Current income taxes                  7,951          9,932
     Deferred income taxes               169,472        135,279
                                   -------------    -----------
Net income                         $     273,210    $   230,268
                                   =============    ===========

Basic                                 14,083,128     13,693,256

Earnings per share                 $       0.019    $     0.017

Diluted                               14,713,156     14,396,654

Earnings per share                 $       0.019    $     0.016

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)
                                        2000           1999
                                   -------------   ------------

Net Sales                           $  8,784,772   $  6,491,095
Cost of goods sold                     2,024,189        711,419
                                   -------------   ------------
Gross profit                           6,760,583      5,779,676

Operating expenses:
     Sales and marketing               2,057,240      2,225,256
     Operations                          221,511        172,361
     General and administrative        2,339,473      1,529,305
     Amortization of capitalized
     software costs                      365,790        291,543
                                   -------------   ------------
Total operating expenses               4,984,014      4,218,465
                                   -------------   ------------

Operating income                       1,776,569      1,561,211

Other income(expense):
     Interest income                      28,088         17,401
     Interest expense                   (117,617)       (21,622)
     Other                                 2,189            779
                                   -------------   ------------
Net income before income taxes         1,689,229      1,557,769

     Current income taxes                 82,723         62,446
     Deferred income taxes               542,815        530,337
                                   -------------    -----------
Net income                         $   1,063,691    $   964,986
                                   =============    ===========

Basic                                 14,018,764     13,624,217

Earnings per share                 $       0.076    $     0.071

Diluted                               14,648,792     14,327,615

Earnings per share                 $       0.073    $     0.067

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)

                                         2000           1999
                                    -----------     -----------

Cash flows from operating activities:
Net income                          $ 1,063,691     $   964,986
     Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Deferred income taxes              531,828         543,556
     Depreciation and amortization      629,212         415,030
     Reserve for bad debts and returns   57,106          14,119
     Stock issued for compensation       11,500          91,040
     Other                               23,767          (3,142)

Changes in assets and liabilities:
     Accounts receivable             (1,146,798)       (750,430)
     Inventories                         (3,033)        (89,060)
     Prepaid expenses and other        (101,738)        (92,672)
     Other assets                            -          (21,036)
     Accounts payable and accrued
     liabilities                        176,735         272,960
     Accounts payable - Affiliate       (96,529)        (78,983)
     Income taxes payable                 5,449          63,302
                                    -----------      ----------
     Net cash provided by operating
     activities                       1,151,190       1,329,670
                                    -----------      ----------

Cash flow from investing activities:
     Increase in goodwill               (14,528)        (30,233)
     Purchase of capitalized software
     costs                           (1,118,244)       (797,798)
     Purchase of property and
     equipment                         (175,427)       (251,368)
                                    -----------      ----------
     Net cash used in investing
     activities                      (1,308,199)     (1,079,399)
                                    -----------      ----------

Cash flows from financing activities:
     Proceeds received from issuance
     of debt                             96,584         290,817
     Principal payments on notes        (76,784)       (234,017)
     Issuance of common stock           149,163         115,575
                                    -----------      ----------
     Net cash provided by
     financing activities               168,963         172,375
                                    -----------      ----------

Net increase in cash                     11,954         422,646

Cash at beginning of the period       1,138,711         720,838
                                    -----------      ----------
Cash at end of the period           $ 1,150,665      $1,143,484
                                    ===========      ==========


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


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

The interim consolidated financial statements at September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interim financial statements for the three- and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that can be expected for the entire year.

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



11. Stockholders' Equity:

At September 30, 2000 paid-in capital includes $5,370 of foreign currency translation adjustments.


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


Liquidity and Capital Resources

As of September 30, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $1,150,665, net accounts receivable of $3,304,934 and inventory of $155,377. The Company's net cash provided by operating activities during the nine months ended September 30, 2000 was $1,151,190 and an additional $168,963 was provided from financing activities, primarily the issuance of common stock resulting from the exercise of stock options. Net cash used in investing activities for the nine months ended September 30 increased by 21% from $1,079,399 in 1999 to $1,308,199 in 2000, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long term debt as of September 30, 2000.

At September 30, 2000, the Company had working capital of $3,462,654 compared
to $2,541,991 at December 31, 1999.   The Company believes that cash flows from
operations will be adequate to finance its normal financing and investing activities for the remainder of 2000.

Additional working capital beyond that existing within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At September 30, 2000, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, of which $950,000 was unused.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three months ended September 30, 2000 totaled $2,785,266 compared to $2,143,201 for the same period in 1999. This represents an increase of 30.0% over the comparable 1999 quarter. This increase is primarily attributable to sales increases in the Company's UK based subsidiary, Learning Pathways, Ltd. ("LPL"), and the inclusion of the results of Dolphin, Inc. ("Dolphin") that was acquired in late 1999.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 2000 increased to 25.8% from 8.6% for the same period in 1999. This change is attributed to the increase of lower gross margin products sold by LPL as a percentage of consolidated revenues, and the inclusion of the results of Dolphin, which also has lower gross margins than the Company's primary business. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or LPL, the cost to acquire software from other publishers, and includes certain allocated overhead costs. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,583,274 for the three months ended September 30, 2000 compared to $1,580,778 for the same 1999 quarter. As a percentage of sales revenue, operating expenses decreased to 56.8% in 2000 compared to 73.8% in 1999. As a component of total operating expenses, selling and marketing costs decreased by 38.8%, from $898,930 for the three months ended September 30, 1999, to $549,422 for the current period. This decrease in selling and marketing expenses for the quarterly period is primarily due to a change in the period's sales mix through direct and distribution channels whereby sales commission expenses were reduced. This decline is not viewed as a trend and is entirely dependent on the geographical location in which orders are originated.

General and administrative expenses, including operations, increased from $574,585 to $898,533, and as a percentage of net revenues increased from 26.8% to 32.3% for the quarter. This increase is primarily attributable to the inclusion of the administrative costs of Dolphin in the consolidated corporate results in the quarter ended September 30, 2000 and planned increases in support staff added over the prior year to handle the increased net revenues that have occurred and that management believes will continue to occur during the balance of the 2000 fiscal year.

Interest expense for the quarter ended September 30, 2000 increased from $7,030 in 1999 to $43,847 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the three months ended September 30, 2000 was $273,210 compared to $230,268 for the same period in 1999, an increase of 18.6%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the nine months ended September 30, 2000 totaled $8,784,772 compared to $6,491,095 for the same period in 1999. This represents an increase of 35.3% over the comparable 1999 quarter. This increase is attributable to sales increases in the Company's core profit-generating units of the business, American Education and Learning Pathways, and the inclusion of the results of Dolphin, Inc. that was acquired in late 1999.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2000 increased to 23.0% from 11.0% for the same period in 1999. This change is primarily attributed to the inclusion in 2000 of the results of Dolphin, which has lower gross margins than the Company's primary business. The Company's principal product family, A+dvanced Learning System registered trademark (A+LS), provided gross profit margins of 94% in the first nine months of 2000. Consolidated Company gross margins are expected to trend down slightly in the future as lower gross margins on LPL sales of World Book products and Dolphin's sales of software become a higher percentage of total corporate revenues.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $4,984,014 for the nine months ended September 30, 2000 compared to $4,218,465 for the same 1999 fiscal period. As a percentage of sales revenue, operating expenses decreased from 65.0% in 1999 to 56.7% in 2000. This decrease in operating expenses as a percentage of revenues is primarily due to volume-related efficiencies where a higher sales volume can be supported by the personnel and infrastructure put in place during 1999. As a component of total operating expenses, selling and marketing costs decreased by 7.6 %, from $2,225,256 for the nine months ended September 30, 1999 to $2,057,240 for the current period. As a percentage of net revenues these costs decreased from 34.3% to 23.4%. This decrease in selling and marketing expenses as a percentage of revenues is primarily due to the volume-related efficiencies noted above.

General and administrative expenses, including operations, increased from $1,701,666 to $2,560,984, and as a percentage of net revenues increased from 26.2% to 29.2% for the nine-month period. The dollar increase is primarily attributable to the inclusion of the administrative costs of Dolphin in the consolidated corporate results in the nine months ended September 30, 2000 and planned increases in support staff added over the prior year to handle the increased net revenues.

Interest expense for the nine months ended September 30, increased from $21,622 in 1999 to $117,617 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the nine months ended September 30, 2000 was $1,063,691 compared to $964,986 for the same period in 1999, an increase of 10.2%.

Company management believes that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or elearning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, now suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and the elearning business model should provide for expanded growth opportunities on a worldwide basis in the future.

The Company's future competitive position has been enhanced as a result of its investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java2-based A+nyWhere Learning System trademark. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be favorable world market conditions, provide a basis for sustained, future growth.




THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.     Changes in Securities

During the quarter ended September 30, 2000 the Company granted options to purchase 560,500 shares of the Common Stock at a price of $0.50 per share. One-third of the options vest immediately, one-third vests after one year and the remainder vests after two years. Additionally, options to purchase 45,000 shares of the Company's Common Stock at a price of $0.50 per share were issued to the Company's outside directors under the Director's Stock Option Plan. These options were issued in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders

None.

Item 5.     Other Information

Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits have been filed as a part of this report:


Exhibit
No.

Description of Exhibits
4.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998)

4.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.3 Form of Stock Certificate (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.4 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.5     First Amendment to the Directors' Stock Option Plan
        (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.6 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.7     First Amendment to the Stock Option Plan for employees
        (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.8     Second Amendment to the Stock Option Plan for Employees
        (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

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

November 13, 2000

By:  /s/Jeffrey E. Butler
    ------------------------
    Jeffrey E. Butler,
    Chief Executive Officer
    Chairman of the Board
    Treasurer