Form 10KSB
period 2000-12-31
AMERICAN EDUCATION CORPORATION
filed 2001-04-02
CIK 705003

FORM 10-KSB FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO

Check if there is no disclosure of delinquent filers in response to Item 405 off Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 2000: $11,034,258

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $5,093,882 based on 6,791,843 shares at $.75 per share, the last sale price of the common stock on March 16, 2001. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of
March 16, 2001:  14,110,461

Transitional Small Business Disclosure Format  YES       NO   X


TABLE OF CONTENTS TO FORM 10-KSB



PART I


Item 1     Description of Business                                   1
Item 2     Description of Property                                   8
Item 3     Legal Proceedings                                         9
Item 4     Submission of Matters to a Vote of Security Holders       9


PART II


Item 5     Market for Common Stock and Related Stockholder
           Matters                                                  10
Item 6     Management's Discussion and Analysis or Plan of
           Operation                                                10
Item 7     Financial Statements                                     13
Item 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                      13


PART III


Item 9 Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange
           Act                                                      14
Item 10    Executive Compensation                                   16
Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                               17
Item 12    Certain Relationships and Related Transactions           19
Item 13    Exhibits and Reports on Form 8-K                         20


THE AMERICAN EDUCATION CORPORATION

FORM 10-KSB
-----------

PART I
======


Item 1.  Description of Business.
---------------------------------

General
-------
The American Education Corporation, formerly, Plasmedics, Inc.,
(the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981.

On January 8, 1991, the Company completed the purchase of substantially all of the operating assets of American Educational Computer, Inc. ("AECI"), an Oklahoma City-based company. The sale was consummated pursuant to an asset purchase agreement between the Company and AECI dated December 31, 1990. The purchase price for the assets was approximately $1,163,000.

In August 1991, the Company changed its name from Plasmedics, Inc. to The American Education Corporation.


The Company's Business
----------------------
The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The Company develops software for both Windows registered trademark, Macintosh registered trademark, Unix and Linux operating systems. Since 1995 the Company's revenues primarily have been derived from the sale of its principal product family, the A+dvanced Learning System registered trademark ("A+LS" trademark), a comprehensive courseware offering developed by the Company. A+LS is currently shipping in Version 2.15. In late fiscal 2000, the Company largely completed and subsequently, in early 2001, released the A+nyWhere Learning System trademark, a Java 2-based program designed to be the Company's future delivery platform for its extensive grade level 1-12 educational content and assessment tools.

The Company acquired two businesses in 1998, Projected Learning Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL"). These organizations are primarily resellers of other publishers' products and operate as subsidiaries of the Company. These two subsidiaries now represent new channels of distribution or access to new markets or market segments for the Company. PLP, headquartered in Oklahoma City, is a direct mail, catalog reseller that prints and sells by the publication of specialty catalogs. This catalog is mailed to approximately 23,000 educators located in high schools, and vocational, junior and community colleges. LPL, the Company's Derby, United Kingdom subsidiary acquired in late 1998, is the exclusive school and library distributor of the print, multimedia and online versions of World Booktrademark Encyclopedia in Great Britain. In the latter part of 2000 LPL substantially completed the process of converting the Company's A+LS curriculum content to a product presentation that is suitable for British educators and schools. LPL also undertook the development of new content specifically focused on the UK's literacy and numeracy instructional requirements during 2000. LPL's revised and expanded product family was released to the UK school market during the 2000 fiscal year. The Company purchased Dolphin, Inc., ("Dolphin") in December 1999. Dolphin is an established, 12 year-old developer of educational software for many of the world's leading textbook and electronic publishers. Dolphin was purchased to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development.

The Company internally develops and licenses, to a limited extent, software or content from third parties for inclusion in its products for the school market. The Company utilizes an in-house programming staff for the development of its software technology and limited, external contract services to develop these products. The Company is the primary developer of its curriculum content and employs full-time educational professionals in this publishing effort. The Company makes extensive use of contract services to secure the specialized educator skills that are necessary to publish the wide range of subject matter and grade level content required by the Company's comprehensive product offering.

The Company's products are sold through school dealers, educational catalog companies, an in-house employee sales force, and through direct mail programs. The Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, the private industry, and to a limited extent, for home-based schooling. Approximately 81% of the Company's 2000 sales were to the domestic U.S. school market and 19% to the international markets. Future sales to international markets are expected to increase as a percentage of total revenues as a result of the LPL acquisition and as a result of distribution or other market development partnerships, which were entered into during the year in Jordan, Malaysia and South Korea.

The increasing use of computers, software and the Internet as educational and instructional aids in the nation's schools is the major focus of the Company's marketing strategy. The Company's marketing plan calls for separate promotional efforts to be directed toward the various segments of the school market and channels of distribution that provide specialized market access. Currently, the Company utilizes an in-house employee sales force and a national network of school dealers to market its products to schools. Each independent school dealer generally covers a geographically limited territory such as a single state. Other marketing efforts are executed through business partners as well as direct mail and educational catalog companies, which market other publishers' products to the school and library markets.

The Company is in a technology-based business and is an active developer of software applications to facilitate the delivery of its content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of fiber optic-based wide-area networks ("WAN"), and increased Internet usage provides for future growth opportunities for the Company. In late 2000 the Company began the testing and delivery of its content online and at December 31, 2000 had six schools in six states using online curriculum content for both school and home-based students. These schools are largely supported on company maintained server facilities in Oklahoma City. Management believes that it has in place the development technology and programs to allow it to capitalize on these rapidly developing changes in the structure of how content and delivery of electronic-based instruction will be utilized by school districts in future years.

Principal Products
------------------

Educational Software
--------------------
The Company engages in extensive development efforts to develop new programming technology as well as new curriculum content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various
A+ registered trademark brands 139 separate software titles with approximately another 15 titles in development for release in 2001. The currently released products all carry 1998 or later copyrights reflecting the Company's commitment not only to development of content, but maintaining the currency of its products.

The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. There is a growing use of both LAN, WAN and Internet technologies in schools and school districts and the Company provides versions that perform in these environments. The Company's products for schools are designed for the professional educator and feature a management function, which records assessment test and student activity data for both individual student and class academic performance. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments. A hallmark feature of the Company's products is a unique authoring tool, which allows the educator to add, modify and expand both graphics and text to the curriculum content provided by the Company.
The Company's software is correlated to over 80 major national state standards so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific learner objectives, or individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of content and delivery design. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major adopted textbook series. The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. These products allow full educator control of the content delivery rather than one that is controlled by the software. Various software tools, such as the Company's products for assessment and testing, and products, which allow the use of the Internet as a source of instructional material, provide educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution. In addition, the Company's product design is modular so that each title sold by the Company has an integral management function. This management function is shared so that new titles purchased by a customer utilize preexisting A+LS registered trademark class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The majority of the Company's installed base is currently utilized in a LAN environment. To monitor and facilitate student performance in this environment, a class of software referred to as a "managed solution" has evolved. This solution is typically defined as an Integrated Learning System ("ILS") or a Learning Management System ("LMS"). This approach provides educator control of class and student lesson assignments, individualized paths of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content where relevant. These capabilities and range of other functions assist the educator in directing the use, and understanding the effectiveness, of the software while managing the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully managed instructional software solution that is comparable to the products provided by the Company.

A+dvanced Learning System registered trademark, Version 2.15
------------------------------------------------------------
A+LS, V2.15, the currently shipping version, from an educational content perspective, has been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 139 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product family presents increasingly more complex concepts that provide overlapping, subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the elementary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice exercises, test and essay. These activities are further supported by skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this data and report on individual student and class activities. Educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also integrate third party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study for the at-risk or special education student, which might require specific emphasis to correct skill deficiencies. Approximately 9000 schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

In 2000, the Company completed the release of the A+LS secondary titles including additional titles for the General Educational
Development ("GED") test to fully extend the Company's range of software publications through grade level 12. A GED A+SSESS! was also developed to support the assessment and testing requirements for the GED test. These secondary grade level products were well received by the marketplace and were important factors in the continuing expansion of the Company's 2000 revenues, not only in the sales of product related revenues, but the more complete product offering allowed the Company to secure more district-wide adoptions.

Throughout 2000, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, approximately 30 new titles, reflecting new offerings in both English and Spanish languages, were developed and or updated for release and the Company's 2000 catalog reflects a total K-12 offering of 139 titles. This expanded, updated curriculum offering should provide for additional revenue opportunities with its existing and future school customers. In addition, during fiscal 2000 significant portions of the Company's curriculum content was expanded, updated and realigned to meet new academic standards or to provide for necessary updates to important subject areas such as reading, science and social studies.

A+SSESS! trademark, Version 2.15
--------------------------------
A+SSESS! is a product family of primary, intermediate, advanced and high school skill and testing modules, which is comprised of four individual software titles with additional tools being developed for the Spanish language products of the Company. This tool allows educators to quickly determine student skills and to periodically evaluate student progress. A+SSESS! has been designed as a companion to A+LS's extensive curriculum content as a tool to assist educators in not only determining student skill levels, but to aid in the optimal placement in all A+LS subject areas for each student. A pre-test process is utilized for this purpose. After skill levels are determined, A+SSESS! automatically recommends and prepares lesson plans for each student. A posttest process is utilized to facilitate measurement of student academic gains. This product family, designed to complement the curriculum design of A+LS, was introduced in mid-1996, and since its introduction approximately 5,000 schools have purchased the product.

A+LS/MediaWeaver trademark
--------------------------
The Company entered into an agreement in late 1995 to integrate certain of the Humanities Software, Inc's., ("Humanities") popular MediaWeaver trademark programs into the A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature and process writing. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family. Since the initial release of this product offering, the Company and Humanities expanded the number of novel and skill bundles, bringing the total titles to 18 during the first quarter of fiscal 1998. In addition, in late 1998, agreement was reached with Humanities to incorporate Kids Media Magic, a new four-title elementary series in the reading skills area. This new early grade level product offering was developed and released in the latter part of 1999.

A+nyWhere Learning System trademark, Version 3.0
-------------------------------------------------
Throughout 2000 the Company has been working to finalize development of this important new software technology-based upon Sun Microsystems' Java 2 software. The design approach of this new product family will maintain the excellent features of the A+dvanced Learning System and A+SSESS! product families and the means to move current and updated content to the Java platform. Java 2 was selected because of its inherent suitability for Internet delivery and cross-platform capabilities. Development work was largely completed in 1999 and the product is currently in beta testing in schools. The process of transferring the Company's extensive 139-title content to this new environment began in the latter part of 1999 and at year end 2000 over 50% of the Company's content had been converted.

The A+nyWhere Learning System makes use of standardized Structured Query Language ("SQL") and Open Database Connectivity ("ODBC") technology to ensure transferability of student data between the system and existing customer databases. The powerful class and student management features of this product provide the means to link and transfer student performance data to most school and district central records. These features also include the ability to dynamically assess student capabilities against specific individual state standards, and prescribe individualized remediation. Importantly, this investment in new technology provides the Company with the means to deliver its products in the highly connected, future marketplace. This capability should increase and enhance the Company's ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

Third-Party Publishing and Marketing Affiliations
-------------------------------------------------
The Company is actively pursuing and is being pursued by third-party publishing and marketing companies, which have curriculum content that is complementary to the publications of the Company or access to specialized segments of the market. Many of these companies do not have the software management technology or distribution resources of the Company. These relationships are generally sought by the Company to supplement and complement the content of existing and planned A+LS subject matter or to enter new markets. The Company has a marketing affiliation with World Book Publishing, Inc. ("WB") to enter into both content and cooperative marketing programs, which was launched in mid-1999. WB is providing a special version of its industry-leading multimedia World Book Encyclopedia to which the Company will correlate selected A+LS titles and lesson material. This relationship provides the Company's customers with what is believed to be an industry first; a completely integrated curriculum and reference resource for instruction. In 2000, it was agreed that this relationship would be expanded to include World Book Online. Management also believes continued expansion of these types of relationships enhances the value of the Company's products to educators and strengthens the business relationships with its distributors and other business partners.

Humanities Software, Inc., a division of Renaissance Learning, Inc. (formerly Advantage Learning, Inc.), is an important industry partner.
The Company licenses both programming technology and content from this industry-leading company. This arrangement is the basis for the Company's MediaWeaver and Kids Media Magic product offerings.

The Market For Educational Software Products
--------------------------------------------
The Company addresses four major market segments for its products; the school (U.S. and International), adult literacy and home markets. To date, the Company has not been active with programs to penetrate the home market with the A+LS product family. In 1998, the Company's school software products were specially configured for use by the home educator in a separate, new version modified for this application.

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

This market is well documented by industry sources to be moving to wider use of technology, access to the Internet and the increasing use of online services with K-12 expenditures expected to reach $6.5 billion during the year 2000. The school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections are effected throughout school buildings. Importantly, increased home access to the Internet will open up the potential for distributed learning and "e-learning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facility shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range technologies including the areas of database management, e-learning through the Internet and its capabilities, and reliance on outside-hosted software from Application Service Providers.

The International School Market
-------------------------------
With its acquisition of LPL, the Company has entered the school market in the UK. This market is approximately 20% the size of the U.S. market and believed to be growing at an annual rate exceeding 20%. In 1999, the British government continued implementation of Phase 1 of The National Grid for Learning ("NGfL") and launched Phase II of this program on April 1, 1999, to invest substantially in computer hardware infrastructure, Internet access, educator training and instructional software technologies for the UK's schools. The NGfL funding is scheduled to continue through one additional phase and management believes that this positive growth trend will continue into the year 2002. This market should experience higher rates of growth in funding for educational technology, at the individual school level, than the U.S. and this was reinforced by additional new technology funding initiatives for the UK school market during 1999. Many former British Commonwealth nations utilize the UK's instructional model and Company management believes that additional international opportunities will emerge as a result of the Company's programs and presence in the UK marketplace. This belief was reinforced by the Company entering into a development partnership with Edu-Sol of Jordan in late 1999 to provide under license the Company's software technology and English language content for translation into Arabic for the Middle East's school market.


The Adult Literacy/Lifelong Learning Market
-------------------------------------------
The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving significant interest
from this segment of the market.   In 2000, the Company established
additional installations in state and municipal centers of literacy and the juvenile and adult corrections market segments. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The Company also completed the development of curriculum content and assessment tools to build a course of study specifically addressing the General Educational Development (GED) test requirements. The adult literacy and related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market
---------------
The Company has not been active in marketing its products to this market segment, which offers future opportunities for growth and additional financial returns on the Company's investment into educational content.
In 2000, the Company continued programs to market these products through a new Internet and web facility for home educators, greatgrades.com. Management believes that there is an opportunity to move into this segment of the market with its current products and collateral support and training materials that will be of value to home educators. The home education is growing at rates exceeding 15% per year, according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home-supervised study. Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company will make use of the Internet to reach the home market with various marketing and distribution programs in 2001.

Trade Names, Service Marks and Logo Types
-----------------------------------------
The Company's service mark for the A+ products was registered with the United States Patent and Trademark Office on the Principal Register, registration number 1,345,712, on July 2, 1985. On April 18, 1989, the A+ trademark, for use with educational software, was registered with the United States Patent and Trademark Office. The Company was notified that, as of May 12, 1997, the use of the A+ symbol is deemed incontestable for use on educational software. Other various trademarks and logos associated with the Company's software products have also been registered.

On June 16, 1995, the Company filed for the separate and expanded use of its A+ registered mark as A+dvanced Learning System with its A+ logo design to describe and identify this extensive family of educational software products released in the latter part of fiscal 1995. This mark was registered with the United States Patent and Trademark Office on Principal Register, registration number 2,038,215, on February 18, 1997. On December 29, 1999, the Company filed for the trademark A+Datalink which has been approved for registration by the United States Patent and Trademark Office.

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+nyWhere Learning System and A+dult Learning System in the second quarter of 1999 and continued registration efforts on these marks during 2000. In addition, in 1999, the Company acted to file necessary documents in the United Kingdom to ensure protection and preservation of its A+ brand in that country. The A+LS mark was registered with the United Kingdom's Trade Marks Office, registration number 2,194,275, on April 12, 1999. The A+ design and A+dvanced Learning System has been approved for registration in the United Kingdom.

The use of the Company's distinctive A+ logo is viewed as an integral, distinctive brand element to the Company's product families and is important to corporate recognition.

Production and Manufacturing
----------------------------
The Company purchases unformatted 3 1/2" software diskettes and CD-ROM blanks from various sources. The Company owns commercial quality, high-speed software duplication equipment and duplicates most of its software internally. Large production runs on CD-ROM are contracted with outside duplicators to manage production costs. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product manuals. The Company leases high-speed duplication equipment that is suitable for small, or initial production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of manuals and literature are contracted to outside printers. The Company has no dependence on any individual supplier.

The Company, with its release to schools of the A+nyWhere Learning System, Version 3.0, now has the capability to electronically deliver and install its products at customer locations. This new capability should serve to further reduce the Company's cost of publication of its products commencing in the year 2001 as it reduces the need to produce its products on CD rom discs.

Research and Development
------------------------
At December 31, 2000, the Company employed 13 full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support of current versions of its software offerings.

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

At December 31, 2000, the Company employed six full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------
Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $1,545,212 in software research and development costs in 2000. Amortization of product development costs for the year ended December 31, 2000, was $519,038.

Distribution and Sales Programs
-------------------------------
In marketing its products, the Company utilizes approximately 50 independent school dealers and four educational catalog houses to reach its school-based customers. During 1999, the Company hired and trained an in-house sales force to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This sales team was comprised of five individuals at December 31, 2000.

Internet Marketing and e-commerce
--------------------------------
The Company views the Internet as an important new channel for future sales growth and means to develop new customer service and support programs.
During 1999 and 2000, the Company invested substantial resources in improving and expanding its Internet marketing and e-commerce capabilities. In early 1999, the Company entered into a contract to upgrade Projected Learning's web site, www.p-l-p.com, and to prepare the division's catalog resale for e-commerce with an outside web page design and development firm. In August 1999, the Company expanded its contract with this outside development firm to update functionally and graphically its www.amered.com web site. In addition, this firm was given the assignment to develop a new Internet presence for the home market www.greatgrades.com with full e-commerce capabilities. The new amered.com and greatgrades.com sites became active in 2000. In addition to these sites, the Company's subsidiaries, Learning Pathways and Dolphin, maintain active web sites www.learnpath.com and www.dolphinsoft.com, respectively. At the end of 2000, the Company has five active Internet site facilities.

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

Significant Customers
---------------------
The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 1999 or 2000.

Competition
-----------
The educational software industry is highly competitive and subject to rapid change. An increasing number of new publicly financed and privately funded organizations have been identified that are potentially competitive to the Company's current business and future plans for electronically delivered content. Many of these companies are better known and have substantially greater financial, marketing and technical resources than the Company. Such participants are textbook publishing companies and their software divisions and other larger independent educational software and content developers, which may compete directly with the Company.

The primary competitive factors applicable to the educational software industry are product features (such as subject areas, graphics and color), price, ease of use, suitability of the product offering for Internet delivery, educational content, product reliability, sales support and customer service. Management believes through constant analysis of its competitors and ongoing surveys that it sponsors at the customer level that the Company is currently competitive and enjoys a reputation as a quality organization and publisher of educational material.

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


Employees
---------
As of December 31, 2000, the Company had 82 full-time employees in its domestic operations and 19 full-time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory.


Item 2.  Description of Property.
------------------------------------
The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement that expires in February 2002. The monthly rent under this lease is $12,587.

Dolphin, Inc., a wholly owned subsidiary, leases 6,584 sq. ft. of office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2002. Monthly lease expense is $10,204.

Learning Pathways, Limited, a wholly owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United Kingdom. The monthly lease expense approximates $1,706. The lease renews each month for a period of ninety days.

Total corporate cost of leased facilities was $281,288 for 2000 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 1999 was $175,990.

Item 3.  Legal Proceedings.
---------------------------
The Company may be the subject of various legal proceedings that could arise during the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the ongoing operations and viability of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
No matters were submitted to a vote of the security holders during the fourth quarter ending December 31, 2000.



PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------
As of December 31, 2000, there were approximately 3,200 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. The following is a summary of the high and low bid price for each of the 2000 and 1999 quarters.

                                     2000                1999
                                     ----                ----
                               HIGH      LOW         HIGH        LOW
                              ---------------       ------------------

Quarter Ending March 31       $1.75    $1.25        $9.75      $0.9063

Quarter Ending June 30        $1.1875  $0.4375      $1.9375    $1.125

Quarter Ending September 30   $1.125   $0.375       $1.875     $1.125

Quarter Ending December 31    $1.03125 $0.6875      $2.00      $0.9375


The above information was obtained from the National Association of Securities Dealers. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

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

Issuance of Securities
----------------------
In May, 2000, the Company issued 63,754 shares of common stock to the Field House No. 2 Trust as a portion of the purchase price of the acquisition of Learning Pathways, Ltd.

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

Liquidity and Capital Resources
-------------------------------
The Company has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update and expand the Company's product offerings and to position the Company for long-term growth. To finance the business, management has utilized secured bank revolving credit lines, bank financed equipment loans and lease financing sources.

Management anticipates that the Company will be able to meet the preponderance of its financial needs from internally generated funds and existing bank lines of credit in 2001. However, additional financing may be required to accelerate the Company's growth and to take advantage of strategic growth opportunities through acquisitions that may exist in the electronic media for education industry. In addition, management is focused on the need to gain software industry standard valuations on the business and recognition of its potential for future profitable growth. In order to gain this recognition, the Company may undertake additional financing to strengthen its financial position and to provide management with the flexibility offered by this strength to deal with value enhancement options that may be presented in the future.

As of December 31, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $763,967, net accounts receivable of $3,465,448 and inventory of $424,828. The Company's net cash provided by operating activities was $1,309,180 and an additional $429,071 was provided by financing activities, primarily from short-term borrowings and the issuance of common stock resulting from the exercise of stock options. Net cash used in investing activities was $2,112,995 in 2000, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt. At December 31, 2000, the Company had working capital of $2,865,873 compared to $2,541,991 at December 31, 1999.

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

With the expansion of the Company's product lines and the addition of new products and markets through its subsidiaries acquired over the past three years, management believes that the Company can continue to grow at a rate similar to that experienced in 2000 as compared to 1999. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At December 31, 2000, the Company had available short-term bank credit lines totaling $1,000,000, subject to borrowing base limitations, of which $425,000 was unused.


Results of Operations
---------------------
Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

The following is a discussion of the results of operations for the fiscal year ended December 31, 2000, as compared to the fiscal period ended December 31, 1999.

Net revenues for the twelve months ended December 31, 2000, totaled $11,034,258 compared to net revenues of $8,564,435 for the year ended 1999. This represents an increase of 29% in net revenues over the prior fiscal year. The increase in net revenues is attributable to sales increases in the Company's core profit-generating units of the business, American Education and Learning Pathways, and the inclusion of the results of Dolphin, Inc. that was acquired in late 1999.

Cost of goods sold as a percentage of net revenues for the year ended December 31, 2000 increased to 21.9% from 15.5% in 1999. This change is attributed to the increase of lower gross margin products sold by Learning Pathways, Limited as a percentage of consolidated revenues, and the inclusion of the results of Dolphin, which also has lower gross margins than the Company's primary business. Cost of goods sold represents the actual cost to produce the software products, or in the case of PLP or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. The Company's principal product family, A+LS, provided gross profit margins averaging 95% in 2000.

Total operating expenses recorded for the year ended December 31, 2000, were $6,725,554, or 61% of net revenues, compared to $5,656,094, or 66%, for the previous fiscal year. The decrease in operating expenses as a percentage of net revenues is primarily due to volume-related efficiencies where a higher sales volume can be supported by the personnel and infrastructure put in place during 1999. As a component of total operating expenses, selling and marketing costs decreased from $2,799,405 in fiscal 1999 to $2,779,060 in fiscal 2000. As a percentage of net revenues these costs decreased from 32.7% to 25.2% This decrease in selling and marketing expenses as a percentage of revenues is primarily due to the volume related efficiencies noted. Operations expense increased to $320,079, or 2.9% of net revenues in fiscal 2000, compared to $181,164, or 2.1% of net revenues in fiscal 1999. This increase is attributable to increases in curriculum development costs and expansion of the technical support department. General and administrative expenses increased to $3,107,377 in 2000 compared to $2,282,401 in 1999 and as a percent of revenue increased from 26.6% to 28.2%. This increase in costs is related to expanded administrative and support staff added as a result of the expanding customer base, and the addition of the administrative costs of Dolphin into the consolidated results.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2000, the Company capitalized $1,545,212 of product development costs, and net of accumulated amortization had
capitalized software costs of $2,914,604 at December 31, 2000.   During
2000, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings and a new Java-based Version 3.0 of the A+dvanced Learning System product family, which was introduced in early 2001.

Interest expense was $163,747 in 2000 compared to $30,605 in 1999. This increase results from interest incurred on the Company's debt used for the acquisition of Dolphin and the use of debt to finance certain capital assets. Net income increased by 10.3% to $1,053,844 from $955,114 in 1999. This increase is a result of the higher net revenues noted above offset in part by the increase in operating costs that management elected to incur to invest in marketing, programming and support staff .

Company management believes that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or e-learning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd.
in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, which is suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and the e-learning business model should provide for expanded growth opportunities on a worldwide basis in the future.

The Company's future competitive position has been enhanced as a result of its investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java 2-based A+nyWhere Learning System trademark. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be favorable world market conditions, provide a basis for sustained, future growth.

Item  7.  Financial Statements.
--------------------------------
Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item  8.  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.
---------------------------------------------------------------------
Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2000. There are no disputes with the independent accountants regarding matters of accounting or reporting.


PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.
----------------------------------------------------------------------
The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     59      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     47      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       50      Vice President and
                              Chief Financial Officer

Monty C. McCurry      55      Director                       1989

Newton W. Fink        64      Director                       1991

Stephen E. Prust      56      Director                       1992

Geoffrey Glossop      52      Director                       1998


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

NEIL R. JOHNSON has been employed by the Company since August 1998. Immediately prior to being employed by the Company, Mr. Johnson was an independent business consultant. From 1994 to 1997, Mr. Johnson was Chief Financial Officer and Treasurer for Unit Parts, Inc., an Oklahoma City based remanufacturer of automotive parts. From 1985 to 1994, Mr. Johnson was Vice President of Corporate Finance and Treasurer of Doskocil Companies, Inc., a diversified food products manufacturer. Prior to those positions, Mr. Johnson spent twelve years with the public accounting firm of Coopers & Lybrand. Mr. Johnson graduated from Valparaiso University in 1972 with a BS in Business Administration. He is a Certified Public Accountant.

MONTY C. McCURRY  was elected to the Board of Directors in April 1989.
Since 1985, Mr. McCurry has been the President of Executive Resource Management, an executive search firm headquartered in Aurora, Colorado.
From 1969 to 1985, Mr. McCurry was employed by Paul M. Riggins and Associates, an executive search firm where he was associate general manager.

NEWTON W. FINK, Ed.D. was elected to the Board of Directors in January 1991. Since September 1998 Dr. Fink has been the Superintendent of Schools in Manteno, IL. From 1994 to 1998 he was Superintendent of the VIT Schools in Table Grove, IL. Prior to 1994, Dr. Fink was the President of Computer Instructional Services, Inc., a privately held corporation providing computer educational services to individuals, schools, corporations and institutions. Additionally, he has been employed as a teacher and an elementary/middle school principal earlier in his career. Dr. Fink has also published and lectured extensively on the use of computers in education.

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


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2000, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Item 10.  Executive Compensation.
---------------------------------
Cash Compensation
-----------------
The following table shows the cash compensation of the Company's executive officers:


                         Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ --------------------
                                                Other
Name and Principal                             Annual       Stock     Stock
    Position         Year   Salary  Bonus  Compensation(1) Options   Awards
-------------------------------------------------------------------------------
Jeffrey E. Butler,   2000  $106,845 $13,588   $     0       40,000       --
President and Chief  1999   100,357   7,347    17,600(2)    40,000       --
Executive Officer    1998    89,355   4,158     5,000(2)    60,000       --

Thomas A. Shively,   2000  $105,000 $12,090   $     0       40,000       --
Executive Vice       1999    91,204   7,510    12,960(2)    55,000       --
President            1998    83,460   3,922     5,000(2)    70,000       --

Neil R. Johnson,     2000  $ 89,890 $ 6,620   $     0       25,000       --
Vice President and   1999    84,432   1,157     3,650(2)    25,000       --
Chief Financial      1998    26,791       0         0       75,000       --
Officer


(1) The executive officers did not receive any perquisites or other benefits, the aggregate amount of which exceeded the lesser of $50,000 or 10% of their compensation.

(2) In April, 1999, Mr. Butler was awarded 35,200 shares of Common Stock and Mr. Shively was awarded 25,919 shares of Common Stock for services rendered. In March, 1999, Mr. Johnson was awarded 5,000 shares of the Company's Common Stock as a stock bonus. In January, 1998, Mr. Butler and
Mr. Shively each received 10,000 shares of Common Stock as bonus compensation for their performance in 1997.


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


Stock Incentive Plans
---------------------
The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved amendments to the plan in 1999 and 2000 to increase the number of shares available. The total common shares issuable under this plan are 1,650,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception, 1,657,500 options have been granted, 182,699 have expired, and 144,970 options have been exercised. At December 31, 2000, there were 1,329,831 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 1,623,695 shares of restricted common stock at prices ranging from $.50 to $.90 have been issued, 385,919 have expired and 195,700 have been exercised. At December 31, 2000, there were 1,042,076 options outstanding. Certain of these options had an original expiration date of March 11, 1999. In February 1999, these options were extended for an additional three years and now expire in 2002.

Stock Option Grants In 2000
---------------------------
The following table sets forth the information concerning the stock options granted during the last fiscal year to the executives named in the Summary Compensation Table:

                           Percentage of Total
          Options Granted   Options Granted to  Exercise Price   Expiration
Name         (shares)        Employees in 2000    (Per Share)       Date
-------------------------------------------------------------------------------
Jeffrey E.
Butler        40,000                6.1%              $.50    December 31, 2004

Thomas A.
Shively       40,000                6.1%              $.50    December 31, 2004

Neil R.
Johnson       25,000                3.8%              $.50    December 31, 2004


Option Exercises and Fiscal Year-End Values
-------------------------------------------
No executive officer exercised options during 2000. The following table sets forth, for the executive officers named in the Summary Compensation Table above, the year-end value of unexercised stock options:

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised          In-the-Money
                          Options at Year-End         Options at Year-End
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------

Jeffrey E. Butler         416,773/40,027               $41,267/$3,333
Thomas A. Shively         353,239/45,037               $30,827/$3,333
Neil R. Johnson            99,983/25,017                $1,042/$2,083

Directors' Compensation
-----------------------
In 2000, the Company's non-employee directors each received options to purchase 3,000 shares of the Company's common stock at $.73 per share. The directors received no compensation, other than the options, for services in such capacity.

The shareholders approved a Director's Stock Option Plan during 1998. The total common shares issuable under this Plan are 100,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. At December
31, 2000, 84,000 options had been issued and were outstanding under this Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 8, 2001. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner  Title of Class   Number       Percent
------------------------------------------------------------------------
Jeffrey E. Butler (1)                Common       1,388,348         9.6%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                Common         579,627         4.0%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                  Common         104,983         0.7%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                 Common         150,900         1.1%
2134 S. Eagle Ct.
Aurora,  CO 80014

Newton W. Fink (5)                   Common         115,400         0.8%
1093 Lincoln
Manteno, IL 60950

Stephen E. Prust (6)                 Common         469,768         3.3%
9025 East Kenyon Avenue
Denver, CO 80237

Geoffrey Glossop (7)                 Common         615,086         4.3%
Field House
6 Haley Croft
Duffield, Derbyshire, UK

John D. Garber (8)                   Common       3,617,286        25.6%
7530 Navigator Circle
Carlsbad, CA  92009

Robert Schoolfield (9)               Common       1,536,517        10.9%
5 Pleasant Cove
Austin, TX  78746

The Pennsylvania State               Common         750,000         5.3%
University (10)
University Park, PA 16802

Officers and Directors
as a Group (7 persons)               Common       3,424,112        22.3%
(1)(2)(3)(4)(5)(6)(7)


(1) The amount and percentage figures include the possible exercise of 330,133 common stock options, with an exercise price of $.50 per share, and 86,640 common stock options at $.73 per share, exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 246,609 common stock options, with an exercise price of $.50 per share, and 106,630 common stock options at $.73 per share, exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 8,333 common stock options, with an exercise price of $.50 per share, and 91,650 common stock options at $.73 per share, exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 78,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 13,000 common stock options at $.73 per share, exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 78,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 13,000 common stock options at $.73 per share, exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 123,000 common stock options, with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, and 13,000 common stock options at $.73 per share, exercisable within 60 days.
(7) The amount and percentage figures include 573,784 shares of common stock held in trust for the benefit of the Glossop family and include the possible exercise of 31,302 common stock options with an exercise price of $.73 per share, and 10,000 common stock options at $.50 per share, exercisable within 60 days.
(8) The amount and percentage figures include 3,177,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary and 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan.
(9) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(10) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------
The Company has a note receivable due from its Chief Executive Officer, Jeffrey E. Butler, in the amount of $300,000 that was advanced in October 2000. The Board of Directors and the major stockholder approved this advance. The proceeds were used as part of a settlement in a marital estate matter that allowed him to retain his ownership position in the Company, which the Board of Directors believed to be materially beneficial to the Company and its stockholders. The note bears interest at the Company's lowest bank lending rate (approximately 8.5% at December 31, 2000). Principal and interest is due in one payment on October 26, 2003. Also relating to this matter, during 2000, the Company also provided Mr. Butler short-term advances totaling $6,609.

The Company's subsidiary, Learning Pathways, Ltd., paid Editplan Services, Ltd. consulting fees of $144,054 in 2000 and $143,290 in 1999 to perform management services for LPL. Mr. Geoffrey Glossop is an executive officer of, and owns more than 10% of the equity ownership interest in, Editplan Services, Ltd.


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------
(a) The following documents have been filed as a part of this annual report:

Exhibit
No.                 Description of Exhibits
-------   ----------------------------------------------------
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

4.6       Second Amendment to the Stock Option Plan for Employees
          (incorporated by reference to Exhibit 4.7 to the
          Company's registration statement on Form S-8 filed with
          the Securities and Exchange Commission on September 29,
          2000)

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

23.1      Consent of Steakley, Gilbert and Morgan

27 Financial Data Schedule (filed herewith; electronic filing only)

(b)  Reports on Form 8-K

     None

SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


March 30, 2001                      By:  /s/Jeffrey E. Butler
                                         ____________________________
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                    Date
------------------      -----------------------    --------------
Jeffrey E. Butler       /s/Jeffrey E. Butler       March 30, 2001
                        Chief Executive Officer
                        Chairman of the Board
                        Treasurer

Neil R. Johnson         /s/Neil R. Johnson         March 30, 2001
                        Chief Financial Officer

Monty C. McCurry        /s/Monty C. McCurry        March 30, 2001
                        Director


Newton W. Fink          /s/Newton W. Fink          March 30, 2001
                        Director


Stephen E. Prust        /s/Stephen E. Prust        March 30, 2001
                        Director


Geoffrey Glossop        /s/Geoffrey Glossop        March 30, 2001
                        Director




The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



Item                                                     Page No.
-----------------------------------------------------------------

Independent Auditors' Report                               F-1

Financial Statements:
Consolidated Balance Sheet, December 31, 2000              F-2

Consolidated Statements of Income for the years
ended December 31, 2000 and 1999                           F-3

Consolidated Statements of Changes In Stockholders'
Equity for the years ended December 31, 2000 and 1999      F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 2000 and 1999                           F-5

Notes to Consolidated Financial Statements                 F-7




All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.


INDEPENDENT AUDITORS' REPORT
----------------------------

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American Education Corporation as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 2000 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 14, 2001




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents                              $  763,967
Accounts receivable, net of allowance for returns and
 uncollectible accounts of $186,012 (Note 1)            3,465,448
Inventory (Note 1)                                        424,828
Prepaid expenses and deposits                             348,955
Deferred tax asset (Note 6)                               175,865
                                                        ---------
Total current assets                                    5,179,063

Note receivable from officer (Note 8)                     300,000

Property and equipment, at cost (Note 1)                1,117,141
Less accumulated depreciation and amortization           (497,475)
                                                        ---------
Net property and equipment                                619,666

Other assets:
Capitalized software costs, net of accumulated
 amortization of $2,155,713 (Note 1)                    2,914,604
Goodwill, net of accumulated amortization of
 $286,795 (Note 1)                                      2,247,748
                                                       ----------
Total other assets                                      5,162,352
                                                       ----------
Total assets                                          $11,261,081
                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                   $414,003
Accrued liabilities (Note 11)                             809,644
Deferred revenue                                          104,623
Notes payable and current portion
 of long-term debt (Note 4)                               838,057
Foreign income taxes payable                              139,132
Income taxes payable (Note 6)                               7,731
                                                        ---------
Total current liabilities                               2,313,190

Other long-term accrued liabilities                        54,825
Deferred income tax liability - Long-term (Note 6)        676,119
Long-term debt (Note 4)                                 1,174,791
                                                        ---------
Total liabilities                                       4,218,925
                                                        ---------

Commitments and contingencies (Notes 5, 7, 10 and 13)        --

Stockholders' Equity  (Note 3)
 Preferred Stock $.001 par value;
  Authorized-50,000,000 shares, issued and
  outstanding-none; liquidation preference-$.02
  per share                                                  --
 Common Stock, $.025 par value;
  Authorized 30,000,000 shares; issued and
  outstanding-14,083,128 shares                           352,078
Additional paid in capital                              6,582,221
Treasury stock, at cost, 34,000 shares                    (19,125)
Retained earnings                                         126,982
                                                      -----------
Total stockholders' equity                              7,042,156
                                                      -----------
Total liabilities and stockholders' equity            $11,261,081
                                                      ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000 and 1999


                                2000                   1999
                             ------------        --------------

Sales (Note 1)               $ 11,034,258   	       $ 8,564,435

Cost of goods sold              2,418,508             1,331,523
                             ------------           -----------

Gross Profit                    8,615,750             7,232,912
                             ------------           -----------

Operating expenses:
Selling and marketing (Note 1)  2,779,060             2,799,405
Operations                        320,079               181,164
General and administrative      3,107,377             2,282,401
Amortization of capitalized
 software costs                   519,038               393,124
                             ------------           -----------

Total operating expenses        6,725,554	            5,656,094
                             ------------           -----------

Operating income                1,890,196             1,576,818

Other income (expense):
Interest income                    43,803                29,920
Interest expense                 (163,747)              (30,605)
                             ------------           -----------

Net income before income
taxes                           1,770,252             1,576,133

Current income tax provision      134,250               100,116
Deferred income tax provision	    582,158	              520,903
                             ------------           -----------
                                  716,408               621,019

Net income                   $  1,053,844           $   955,114
                             ============           ===========

Earnings per share: (Note 14)
Basic                        $        .08           $       .07
                             ============           ===========
Diluted                      $        .07           $       .07
                             ============           ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2000 and 1999

                                            Additional              Retained
                          Common Stock        paid in    Treasury   Earnings
                        Shares     Amount     Capital       Stock   (Deficit)
                        -----------------   -----------  ---------  ---------
Balance at
December 31, 1998     13,423,076 $335,577   $6,151,263       --   $(1,881,976)

Issuance of common stock for:

 Services rendered       172,680    4,317      106,323       --
 Purchase of
  subsidiary              35,148      879       47,121       --
 Cash                    124,165    3,104      112,336       --

Net income                                                             955,114

Comprehensive Income adjustment:
 Foreign currency
  translation                                    7,279
                      ---------- ---------  ----------    --------  ----------
Balance at
December 31, 1999     13,755,069   343,877   6,424,322        --      (926,862)


Issuance of common
stock for:

 Services rendered        23,000       575       10,925       --
 Purchase of
  subsidiary              63,754     1,594       30,283       --
 Cash                    241,305     6,032      143,131       --


Net income                                                            1,053,844

Repurchase common stock,
 at cost                                        (19,125)

Comprehensive Income
adjustment:
 Foreign currency
  translation                 --       --        (26,440)     --
                       ----------  -------    ----------  ---------  ----------
Balance at
December 31, 2000      14,083,128  $352,078   $6,582,221  $(19,125)  $  126,982
                       ==========  ========   ==========  =========  ==========


See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999

                                             2000               1999
                                         -----------       ------------
Cash flows from operating activities:
Net Income                               $ 1,053,844       $    955,114

Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation and amortization                878,380	           603,032
Reserve for bad debts                         67,000             18,152
Services rendered for common stock            11,500            110,640
Deferred compensation                         38,700             16,125

Changes in assets and liabilities:
Accounts receivable                       (1,317,206)          (342,820)
Inventories                                 (272,484)	          (56,096)
Prepaid expenses and deposits                  9,642            (19,995)
Accounts payable and accrued liabilities     200,916             24,650
Accounts payable - Affiliate                 (96,529)           (77,670)
Deferred revenue                             104,623                 --
Income taxes payable                          (6,488)           130,226
Deferred income taxes                        637,282	           499,685
                                          ----------        -----------
Net cash provided by operating activities  1,309,180	         1,861,043

Cash flows from investing activities:
Acquisition of treasury stock                (19,125)                --
Note advance to officer                     (300,000)                --
Purchase of subsidiaries, less cash on hand
  at date of acquisition                          --         (1,687,965)
Purchase of property and equipment          (248,658)	         (227,676)
Software development costs capitalized    (1,545,212)        (1,103,633)
                                          ----------        -----------
Net cash used in investing activities     (2,112,995)        (3,019,274)

Cash flows from financing activities:
Proceeds received from issuance of debt      621,584          1,755,642
Principal payments on notes payable         (341,676)          (294,978)
Issuance of common stock for cash            149,163            115,440
                                          ----------        -----------

Net cash provided by financing activities	   429,071          1,576,104

Net increase (decrease) in cash             (374,744)           417,873

Cash at beginning of year                  1,138,711            720,838
                                          ----------        -----------

Cash at end of year                       $  763,967        $ 1,138,711
                                          ==========        ===========

Interest paid in cash                     $  152,212        $    27,375
                                          ==========        ===========

Income taxes paid                         $   23,894        $       --
                                          ==========        ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 2000 and 1999


The Company financed $61,848 for the purchase of vehicles during 1999.

Effective October 1, 1999, the Company acquired all of the common stock of Dolphin, Inc. for $1,752,000 cash and 35,148 shares of the Company's common stock valued at $48,000.

On May 2, 2000 the Company issued 63,754 shares of common stock valued at $31,877 for additional costs associated with the acquisition of its subsidiary, Learning Pathways, Ltd.



See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

1. Summary of significant accounting policies
----------------------------------------------

The summary of significant accounting policies of The American Education Corporation ("the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

On February 26, 1998, the Company acquired the business of Projected Learning Programs, Inc. ("PLP") pursuant to the terms of an Agreement and Plan of Merger, among the Company, PLP, and PLP Holdings, Inc. (a subsidiary of the Company formed to accommodate the merger). The transaction was accounted for as a purchase. The Company paid the sellers $325,000 for the stock of PLP as follows: 175,000 shares of the Company's $.025 par value common stock, cash of $100,000 and a $50,000 promissory note. The business of PLP is to produce, publish and distribute computer software catalogs to various educational institutions throughout the United States. The operations of PLP were relocated from California to Oklahoma City in March 1998. The closing date of the transaction was effective as of January 1, 1998. The results of operations of PLP are included in the consolidated statements of income for the two years ended December 31, 2000.

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provides that if LPL meets or exceeds certain financial goals set forth in the Agreement, then the Company will pay the sellers additional shares of the Company's common stock. During 2000, an additional 63,754 shares were issued to the sellers. The business of LPL principally is to distribute the World Book Encyclopedia print and multimedia product line in the United Kingdom. The results of operations of LPL are included in the consolidated statements of income for the two years ended December 31, 2000.

On December 24, 1999, the Company entered into a stock purchase agreement to acquire 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The transaction's effective date was October 1, 1999.
The purchase price was $1,800,000 consisting of cash payments totaling $1,752,000 and 35,148 shares of the Company's common stock valued at $48,000. The acquisition has been accounted for as a purchase. Results of Dolphin's operations are included in the consolidated income statements for the period October 1, 1999 through December 31, 1999 and for the year ended December 31, 2000. Dolphin provides software design services for unaffiliated customers.

During 2000 and 1999 net income from foreign operations totaled $373,589 and $195,423, respectively. No dividends were received from the foreign entity.

Revenue recognition
-------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 and modifications thereto on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $516,346 and $393,835 of such non-monetary transactions for the years ended December 31, 2000 and 1999, respectively. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

Capitalized software costs
--------------------------

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 2000 were $3,525,105 with $1,545,212 additional costs capitalized during 2000. Amortization expense totaled $519,038 in 2000 and $393,124 in 1999.

Goodwill
--------

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition.


                                                           Accumulated
                                     Goodwill             Amortization
                                    ----------           -------------

Projected Learning Programs, Inc.   $  325,000           $    (65,000)
Learning Pathways, Ltd.                780,399               (102,942)
Dolphin, Inc.                        1,429,144               (118,853)
                                    ----------           -------------
                                    $2,534,543           $   (286,795)
                                    ==========           =============

Goodwill is being amortized over fifteen years. Amortization expense totaled $169,138 and $95,990 for 2000 and 1999, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packing and educational software materials, World Book Encyclopedia print and multimedia products, and work-in-process software design services.


Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $190,409 and $111,528 for 2000 and 1999, respectively. The components of property and equipment at December 31, 2000, are as follows:


    Furniture, fixtures and office equipment             $  911,214
    Office equipment financed by leases                     111,546
    Leasehold improvements                                   33,283
    Vehicles                                                 61,098
                                                         ----------
                                                          1,117,141
    Less:  accumulated depreciation                        (497,475)
                                                         ----------
    Net property and equipment                           $  619,666
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


2. Options to purchase common stock
------------------------------------

The shareholders approved an Incentive Stock Option Plan for employees during 1998 and approved amendments to the plan in 1999 and 2000 to increase the number of shares available. The total shares issuable under this plan are 1,650,000. The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this Plan after March 31, 2008.

The shareholders also approved a Director's Stock Option Plan during 1998. The total shares issuable under this Plan are 100,000. Each outside director initially elected or appointed shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company.


The Company's former non-qualified stock option plan originated in 1996 and certain unexercised options under this plan were extended beyond the original expiration date of March 11, 1999, for a period of three years. The following table summarizes stock option plan activity:

                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Directors Plan  Employee Plan    Total
                   ---------  --------------  -------------  ---------
Number of shares
under options
outstanding as of:

December 31, 1999  1,162,376       30,000         991,835   2,184,211

Shares granted        42,000       54,000         609,500     705,500
Shares exercised    (125,500)         --         (115,805)   (241,305)
Shares expired       (36,800)         --         (155,699)   (192,499)
                   ----------      ------       ----------  ----------
December 31, 2000  1,042,076       84,000       1,329,831   2,455,907
                   ==========      ======       ==========  ==========

Option price range
per share        $.50 - $.80     $.50 - $.73    $.50 - $.73


3. Common and preferred stock
------------------------------

The following is a summary of common stock transactions during 2000:

	                                      Number of           Price
                                      Shares Issued      Per Share
                                      -------------      ---------

Stock issued for services                 23,000           $.73
Stock issued for cash
 including exercise of stock options     241,305         $.50-$.75
Stock issued for acquisition of
 Dolphin, Inc.                            63,754           $.50


4. Notes Payable and Long-term debt
------------------------------------

The Company had the following indebtedness under notes and loan agreements:


                                   Current     Long-term       Total
                                  ---------    ---------    ----------

Line of credit with bank,
originated December 23, 1999,
matures April 30, 2002; initial
line - $1,145,000, reducing by
$20,937 per month; interest at
prime rate payable monthly
(9% at December 31, 2000),
remaining principal due at
maturity, secured by accounts
receivable and inventory           $175,313     $ 831,364   $1,006,677

Line of credit with bank,
originated December 23, 1999,
matures April 30, 2002; maximum
line - $250,000, interest at
prime rate (9% at December
31, 2000) payable monthly,
principal due at maturity,
secured by accounts receivable
and inventory                           --        250,000      250,000

Lines of credit with bank,
originated April 30, 1999, to
December 23, 1999, matures
April 30, 2001; maximum line -
$1,000,000, interest at prime
rate (9% at December 31, 2000),
payable monthly, principal due at
maturity, secured by accounts
receivable and  inventory           575,000            --      575,000

Installment notes payable to bank,
originated June 4, 1999, through
June 19, 2000, matures December 4,
2002 through December 19, 2003;
principal and interest due
in monthly payments of $5,757,
interest at bank's prime rate plus
 .25%, (9.25% at December 31, 2000);
secured by equipment                  39,605        63,925      103,530

Two installment notes payable to
finance company, originating July
and August 1999, due in monthly
payments of $1,700 including interest
at 0.9% annually, maturing June and
July 2002; secured by vehicles        20,404        11,607       32,011

Various installment notes payable,
bearing interest at 9% - 9.6%,
maturing between 2001 and 2002.
monthly payments totaling $2,953;
secured by equipment                  27,735        17,895       45,630
                                   ---------    ----------   ----------

                                   $ 838,057    $1,174,791   $2,012,848
                                   =========    ==========   ==========

Aggregate maturities of notes payable are as follows:

      2001     $  838,057
      2002      1,155,337
      2003         19,454
               ----------
               $2,012,848
               ==========


5. Operating Leases
--------------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed February 23, 1999 at $12,587 a month. The agreement expires March 1, 2002.

Dolphin, Inc., a wholly owned subsidiary leases office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2002. Monthly rents are $10,204. Dolphin, Inc. also leases an auto for $789 a month through May 2001 and equipment for $530 a month for five years until February 2005.

Learning Pathways, Limited, a wholly owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,706. The lease renews each month for a period of ninety days.

Total rent expense was $296,608 for 2000 and $175,990 for 1999.

Future rental commitments under lease agreements are as follows:


    2001                     $    283,010
    2002                           82,884
    2003                            6,360
    2004                            6,360
    2005                              530


6. Income Taxes
---------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                          2000                1999
                                         ------              -----
Statutory federal income tax rate        34.0%               34.0%
State income taxes                        6.0%                6.0%
Amortization of goodwill                  3.9%                2.4%
Nondeductible expenses                     .5%                1.2%
Foreign income taxed at different rate   (4.8%)              (1.3%)
Other, net                                 .9%               (2.9%)
                                         ------              -----
Effective income tax rate                40.5%	              39.4%
                                         ======              =====
Deferred tax liabilities and assets at December 31, 2000 are comprised of the following:

Deferred tax liabilities:
  Capitalized software                                $1,004,792
  Change in accounting method for tax purposes -
    cash to accrual for purchased subsidiary              63,047
  Plant and equipment and related depreciation            36,276
  Prepaid advertising                                     17,008
  Foreign deferred taxes                                  77,869
                                                      ----------
    Total deferred tax liabilities	                   $1,198,992
                                                      ----------

Deferred tax assets:
  Receivables and inventory valuation allowances          59,450
  Net operating loss carryforward                        336,606
  Change in accounting method for tax purposes-
    Capitalized software expensed for tax purposes       231,610
  Vacation accrual and deferred compensation              71,072
                                                       ---------
    Total deferred tax assets	                           698,738
                                                       ---------
      Net liability                                    $(500,254)
                                                       =========

Net deferred tax asset                                 $ 175,865
Net deferred tax liability                              (676,119)
                                                       ---------
      Net liability                                    $(500,254)
                                                       =========


Prior to 1996, the Company had incurred net operating losses since its inception in 1981. As a result, there was substantial doubt as to the realization of the $4,900,000 net operating loss carryforwards at December 31, 1995. The Company has subsequently utilized approximately $4,058,000 of net operating loss carryforwards during the years ending December 31, 1996 through December 31, 2000, and therefore, a deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available net operating loss carryforwards of approximately $841,500 for regular tax purposes expiring between the years 2001 and 2012.


7.  Royalty agreements
----------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2001 to 2007. The Company has also entered into distribution agreements for the sale of other software curriculum and integration with the World Book Encyclopedia. Royalty expense totaled $285,270 and $182,249 in 2000 and 1999, respectively.

8. Related party transactions
------------------------------

The Company has a note receivable from its President in the amount of $300,000 which was advanced in October 2000. The note bears interest at the Company's lowest bank lending rate (approximately 8.5% at December 31, 2000). Principal and interest is due in one payment on October 26, 2003. During 2000, the Company also provided the President with short-term advances totaling $6,609.

9.  Significant customers and concentration of credit risk
----------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of sales in 2000 or 1999.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

As of December 31, 2000, the Company has $570,000 of funds on deposit in a financial institution in excess of federally insured limits.

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

11.  Accrued liabilities
------------------------

Accrued liabilities are comprised of the following at December 31, 2000:

    Accrued profit sharing                        $ 111,771
    Accrued payroll, taxes and benefits             143,190
    Accrued commissions and royalties               280,253
    Accrued professional fees                        34,615
    Accrued value added taxes                        38,550
    Accrued - other                                 201,265
                                                  ---------
                                                  $ 809,644
                                                  =========

12.  Profit sharing plan
------------------------

The Board of Directors has adopted a profit sharing program whereby 5% of the Company's pretax profits are accrued to a profit sharing pool. The amounts paid to individual employees are determined based upon performance and annual salary. The Company's profit sharing expense totaled $107,595 and $79,183 for 2000 and 1999, respectively.

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

The weighted average number of basic and diluted common shares outstanding is as follows:

                     2000              1999
                  ----------        ----------

Basic             14,034,800        13,645,129
Diluted           14,723,960        14,379,303

Employee stock options are included in the number of diluted common shares using the treasury stock method.

15.  Employee benefit plans
---------------------------

The Company adopted a 401(k) Plan effective January 1, 1999. The Plan allows eligible employees to defer part of their income on a tax-favored basis into the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company may make contributions to the Plan as a matching percentage or as a lump sum amount determined annually. During 2000 and 1999 the Company made no contributions to the Plan.


16.  Foreign assets, liabilities and income
-------------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of LPL's financial condition at December 31, 2000 and the results of its operations for the year then ended stated in U.S. currency:

                     Total assets               $1,496,582
                     Total liabilities          $  786,087

                     Revenues                   $2,088,646
                     Net income                 $  373,589
                     Foreign income taxes       $  134,250



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

The weighted average number of basic and diluted common shares outstanding is as follows:

                     2000              1999
                  ----------        ----------
Basic             14,034,800        13,645,129
Diluted           14,723,960        14,379,303

Employee stock options are included in the number of diluted common shares using the treasury stock method.

Exhibit 21
----------

Subsidiaries of The American Education Corporation


Projected Learning Programs, Inc., an Oklahoma corporation

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation



Exhibit 23.1
------------

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 14, 2001, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Steakley, Gilbert & Morgan, P.C.


March 30, 2001
Oklahoma City, Oklahoma