Form 10-Q
period 2001-03-31
AMERICAN EDUCATION CORPORATION
filed 2001-05-14
CIK 705003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

YES /X/   NO / /

Number of shares of the issuer's common stock outstanding as of May 1,
2001:               14,110,461

Transitional Small Business Disclosure Format
YES / /   NO /X/


THE AMERICAN EDUCATION CORPORATION

INDEX                                                      Page No.


PART I - FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000               3

            Consolidated Statements of Income
            For the Three Months Ended March 31, 2001
            and for the Three Months Ended March 31, 2000      4


            Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2001
            and for the Three Months Ended March 31, 2000      5


            Notes to Interim Consolidated Financial
            Statements                                         6


Item 2      Management's Discussion and Analysis
            Of Financial Conditions and Results of
            Operations                                         8


PART II - OTHER INFORMATION                                   11

SIGNATURE PAGE                                                13


PART 1 - FINANCIAL INFORMATION

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                     March 31               December 31
                                       2001                     2000
                                   ------------             -----------
                                    (unaudited)              (audited)

ASSETS

Current assets:
Cash and cash equivalents          $   584,782              $   763,967
Accounts receivable, net of
 allowance for returns and
 uncollectible accounts of
 $182,723 and $186,012               2,958,767                3,465,448
Inventory                              399,794                  424,828
Prepaid expenses and deposits          338,659                  348,955
Deferred tax asset                     224,476                  175,865
                                   -----------              -----------
     Total current assets            4,506,478                5,179,063

Note receivable from officer           300,000                  300,000

Property and equipment, at cost      1,151,954                1,117,141

  Less accumulated depreciation
   and amortization                   (551,203)                (497,475)
                                   -----------              -----------

     Net property and equipment        600,751                  619,666


Other assets:

  Capitalized software costs,
   net of accumulated amortization
   of $2,290,163 and $2,155,713      3,222,982                2,914,604
  Goodwill, net of accumulated
   amortization of $328,112 and
   $286,795                          2,206,431                2,247,748
                                   -----------              -----------
     Total other assets              5,429,413                5,162,352
                                   -----------              -----------
     Total assets                  $10,836,642              $11,261,081
                                   ===========              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade           $   357,745              $   414,003
  Accrued liabilities                  773,050                  809,644
  Deferred revenue                     118,413                  104,623
  Notes payable and current
   portion of long-term debt           822,994                  838,057
  Foreign income taxes payable         144,184                  139,132
  Income taxes payable                   7,731                    7,731


                                   -----------              -----------
     Total current liabilities       2,224,117                2,313,190

Other long-term accrued liabilities     64,500                   54,825
Deferred income tax liability -
 Long-term                             551,398                  676,119
Long-term debt                       1,184,002                1,174,791
                                   -----------              -----------
     Total liabilities               4,024,017                4,218,925
                                   -----------              -----------

Commitments and contingencies               -                        -

Stockholders' Equity:
 Preferred Stock, $.001 par value;
  Authorized - 50,000,000 shares-
  issued and outstanding-none               -                        -
 Common Stock, $.025 par value
  Authorized 30,000,000 shares
  Issued and outstanding -
  14,110,461 shares                    352,761                  352,078
 Additional paid in capital          6,587,799                6,582,221
 Treasury stock, at cost,
  34,000 shares                        (19,125)                 (19,125)
 Retained earnings                     126,982                  126,982
 Year-to-date earnings (loss)         (235,792)                      -
                                   -----------              -----------
     Total stockholders' equity      6,812,625                7,042,156
                                   -----------              -----------
     Total liabilities and
      stockholders' equity         $10,836,642              $11,261,081
                                   ===========              ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited)

                                                 2001          2000
                                             ------------  ------------

Sales                                        $  1,819,678  $  2,524,297
Cost of goods sold                                668,709       724,682
                                             ------------  ------------

Gross profit                                    1,150,969     1,799,615

Operating expenses:
 Selling and marketing                            534,867       660,658
 Operations                                        54,495        48,211
 General and administrative                       803,543       705,595
 Amortization of capitalized software costs       135,221       110,594
                                             ------------  ------------
Total operating expenses                        1,528,126     1,525,058
                                             ------------  ------------

Operating income (loss)                          (377,157)      274,557

Other income (expense):
 Interest income                                    7,581         8,789
 Interest expense                                 (31,301)      (35,492)
                                             ------------  ------------
Net income (loss) before income taxes            (400,877)      247,854

 Current income tax provision                       9,336        41,732
 Deferred income tax provision                   (174,421)       42,983
                                             ------------  ------------
Net Income (loss)                            $   (235,792) $    163,139
                                             ============  ============

Basic                                          14,096,187    13,911,754

Earnings per share                           $     (0.017) $      0.012

Diluted                                        14,384,589    14,547,982

Earnings per share                           $     (0.016) $      0.011

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited)

                                                    2001         2000
                                                 ---------   -----------

Cash flows from operating activities:
Net income (loss)                                $(235,792)  $   163,139
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                     229,495       193,520
 Reserve for bad debts                              (3,289)       29,951
 Services rendered for common stock                  7,380        11,500
 Deferred compensation                               9,675         9,675
 Other                                              (1,118)       (6,430)

Changes in assets and liabilities:
 Accounts receivable                               509,970      (594,858)
 Inventories                                        25,034         9,524
 Prepaid expenses and other                         10,296        29,649
 Accounts payable and accrued liabilities          (92,853)      219,143
 Accounts payable - Affiliate                          --          1,298
 Deferred revenue                                   13,790           --
 Income taxes payable                                5,052        56,469
 Deferred income taxes                            (173,332)       50,728
                                                 ---------   -----------
Net cash provided by operating activities          304,308       173,308
                                                 ---------   -----------

Cash flow from investing activities:
 Capitalization of goodwill                            --        (14,528)
 Software development costs capitalized           (442,828)     (385,750)
 Purchase of property and equipment                (34,813)      (44,563)
                                                 ---------   -----------
Net cash used in investing activities             (477,641)     (444,841)
                                                 ---------   -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt            60,594           --
 Principal payments on notes payable               (66,446)      (25,284)
 Issuance of common stock for cash                     --        149,163
                                                 ---------   -----------
Net cash provided by financing activities           (5,852)      123,879
                                                 ---------   -----------

Net increase (decrease) in cash                   (179,185)     (147,654)

Cash at beginning of the period                    763,967     1,138,711
                                                 ---------   -----------
Cash at end of the period                        $ 584,782   $   991,057
                                                 =========   ===========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1. Nature of Business:
   ------------------

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


2. Basis of Presentation:
   ---------------------

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

The interim consolidated financial statements at March 31, 2001, and for the three month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim financial statements for the three month period ending March 31, 2001 are not necessarily indicative of the results that can be expected for the entire year.

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

4. Capitalized Software Costs:
   --------------------------

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


5. Goodwill:
   --------

Goodwill relates to the acquisitions in 1998 of PLP and LPL, and in 1999 for Dolphin, and is amortized over a period of fifteen (15) years.


6. Inventories:
   -----------

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


9. Income Taxes:
   ------------

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


10. Computation of Earnings Per Share:
    ---------------------------------

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


11. Stockholders' Equity:
    --------------------

During the quarter ended March 31, 2001, the Board of Directors approved the issuance of 27,333 shares of common stock to major distributors in recognition of contributions made to the Company.

At March 31, 2001, paid-in capital includes $22,838 of foreign currency translation adjustments.


12. Commitments and Contingencies:
    -----------------------------

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


Liquidity and Capital Resources
-------------------------------

As of March 31, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $584,782, net accounts receivable of $2,958,767 and inventory of $399,794. The Company's net cash provided by operating activities during the first quarter increased from $173,308 in 2000 to $304,308 in 2001. Net cash used in investing activities for the same period increased by 7% from $444,841 in 2000 to $477,641 in 2001, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of March 31, 2001.

At March 31, 2001, the Company had working capital of $2,282,361
compared to $2,865,873 at December 31, 2000.   The Company
believes that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2001.

Additional working capital beyond that available within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At March 31, 2001, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, of which $425,000 was unused.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000
---------------------------------------------------------

Net sales for the three months ended March 31, 2001, totaled $1,819,678 compared to $2,524,297 for the same period in 2000. This represents a decrease of 27.9% over the comparable 2000 quarter. Each of the Company's three primary operating units experienced events during the first quarter that contributed to this decrease. In the case of AEC and Learning Pathways, Ltd. ("LPL"), the Company believes that a portion of anticipated product sales were deferred to subsequent quarters because final customer approval on several major orders could not be obtained during the quarter. In addition, the Company believes that the announced February 2001 shipping date for the new A+nyWhere Learning System Version 3.0 caused additional order delays as school customers examined their options related to the availability of this new internet-deliverable technology. With respect to Dolphin, Inc. ("Dolphin"), a leading educational publisher that had notified Dolphin of a major contract award early in the first quarter unexpectedly closed a publishing unit during the period and canceled what would have been significant 2001 revenues for the division.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2001 increased to 36.7% from 28.7% for the same period in 2000. This change is attributed primarily to the results of Dolphin, which has lower gross margins than the Company's primary business. The Company's principal product family, A+dvanced Learning System(r) (A+LS), provided gross profit margins of 91% in the first quarter of 2001. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were virtually unchanged at $1,528,126 for the three months ended March 31, 2001, compared to $1,525,058 for the same 2000 quarter.
As a percentage of sales revenue, operating expenses increased from 60.4% in 2000 to 84.0% in 2001. This increase in operating expenses as a percentage of revenues primarily arises because a large percentage of the costs are a level amount and do not fluctuate with increases or decreases in revenue. As revenue increases, these costs will decrease as a percentage.
As a component of total operating expenses, selling and marketing costs decreased by 19.0%, from $660,658 for the three months ended March 31, 2000, to $534,867 for the current period. The decrease in 2001 selling expenses is a result of efforts to control sales promotion costs and advertising expense during the period.

General and administrative expenses, including operations, increased from $753,806 to $858,038. The dollar increase is primarily attributable to modest increases in support staff over the prior year and increased royalty payments.

Interest expense for the quarter ended March 31, decreased from $35,492 in 2000 to $31,301 in 2001 reflecting interest rate reductions on the debt incurred in late 1999 for the acquisition of Dolphin. There is a net loss of $235,792 for the three months ended March 31, 2001, compared to net income of $163,139 for the same period in 2000.

Company management believes that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or e-learning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways,
Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, suitable for both the U.S. and the UK's instructional systems, will meet the instructional requirement for many countries where English is a primary instructional requirement. Additionally, strategic partnerships such as the recently announced letter of intent with Tengtu International, Inc. give the
Company the opportunity to expand its worldwide presence in Asia.   The
Company's investment into technology and the e-learning business model should provide for expanded growth opportunities on a worldwide basis.

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

Item 2. Changes in Securities
        ---------------------

During the quarter ended March 31, 2001, the Board of Directors approved the issuance of 27,333 shares of common stock to major distributors in recognition of contributions made to the Company.


Item 3. Default Upon Senior Securities
        ------------------------------

Omitted from this report as inapplicable.


Item 4. Submission of Matters to Vote of Securities Holders
        ---------------------------------------------------

None.


Item 5. Other Information
        -----------------

Omitted from this report as inapplicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

The following exhibits have been filed as a part of this report:


Exhibit
  No.         Description of Exhibits
-------       -----------------------
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

						The American Education Corporation


May 14, 2001                        By:      Jeffrey E. Butler
                                             -----------------
                                             Jeffrey E. Butler,
                                             Chief Executive Officer
                                             Chairman of the Board
                                             Treasurer