Form 10QSB
period 2001-03-31
AMERICAN EDUCATION CORPORATION
filed 2001-08-13
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

YES X   NO__

Number of shares of the issuer's common stock outstanding as of
August  1, 2001:                 14,204,961

Transitional Small Business Disclosure Format
          YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX
-----

                                                      Page No.
                                                      --------

PART I - FINANCIAL INFORMATION

Item 1    Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000            3

          Consolidated Statements of Income
          For the Three Months Ended June 30, 2001       4
          and for the Three Months Ended June 30, 2000

          For the Six Months Ended June 30, 2001
          and for the Six Months Ended June 30, 2000     5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2001         6
          and for the Six Months Ended June 30, 2000

          Notes to Interim Consolidated Financial
          Statements                                     7


Item 2    Management's Discussion and Analysis
          Of Financial Conditions and Results of         9
          Operations


PART II - OTHER INFORMATION                             13

SIGNATURE PAGE                                          16





PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                        June 30         December 31
                                          2001              2000
                                      -----------       -----------
                                      (unaudited)         (audited)

ASSETS

Current assets:
  Cash and cash equivalents          $   515,537       $   763,967
  Accounts receivable, net of
   allowance for returns and
   uncollectible accounts of
   $172,168 and $186,012               3,798,363         3,465,448
  Inventory                              413,211           424,828
  Prepaid expenses and deposits          289,465           348,955
  Deferred tax asset                     224,476           175,865
                                     -----------       -----------
           Total current assets        5,241,052         5,179,063

Note receivable from officer             300,000           300,000

Property and equipment, at cost        1,174,379         1,117,141
  Less accumulated depreciation
   and amortization                     (605,325)         (497,475)
                                     -----------        ----------
          Net property and equipment     569,054           619,666

Other assets:
  Capitalized software costs, net
   of accumulated amortization of
   $2,475,264 and $2,155,713           3,630,093         2,914,604
  Goodwill, net of accumulated
   amortization of $369,429 and
   $286,795                            2,165,114         2,247,748
                                     -----------       -----------
          Total other assets           5,795,207         5,162,352
                                     -----------       -----------
          Total assets               $11,905,313       $11,261,081
                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade             $   468,185       $   414,003
  Accrued liabilities                  1,100,351           809,644
  Deferred revenue                       177,797           104,623
  Notes payable and current
   portion of long-term debt             917,537           838,057
  Foreign income taxes payable            60,730           139,132
  Income taxes payable                    24,767             7,731
                                     -----------       -----------
          Total current liabilities    2,749,367         2,313,190

Other long-term accrued liabilities       74,175            54,825
Deferred income tax liability -
 Long-term                               827,735           676,119
Long-term debt                         1,109,763         1,174,791
                                     -----------       -----------
          Total liabilities            4,761,040         4,218,925

Commitments and contingencies                 -                 -

Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
   and outstanding-none                       -                 -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding -
    14,204,961 shares                    355,124           352,078
  Additional paid in capital           6,612,011         6,582,221
  Treasury stock, at cost, 34,000
   shares                                (19,125)          (19,125)
  Retained earnings                      126,982           126,982
  Year-to-date earnings                   69,281                -
                                     -----------       -----------
         Total stockholders' equity    7,144,273         7,042,156
                                     -----------       -----------
         Total liabilities and
          stockholders' equity       $11,905,313       $11,261,081
                                     ===========       ===========


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)


                                         2001               2000
                                         ----               ----


Net Sales                          $ 3,231,661         $ 3,475,208
Cost of goods sold                     528,704             579,410
                                   -----------         -----------

Gross profit                         2,702,957           2,895,798

Operating expenses:
 Sales and marketing                   978,456             847,160
 Operations                             92,428              82,844
 General and administrative            869,013             825,712
 Amortization of capitalized
  software costs                       182,972             119,877
                                   -----------         -----------

Total operating expenses             2,122,869           1,875,593
                                   -----------         -----------

Operating income                       580,088           1,020,205

Other income (expense):
 Interest income                         4,765               8,815
 Interest expense                      (44,499)            (38,278)
                                   -----------         -----------

Net income before income taxes         540,354             990,742

 Current income taxes                  (68,093)             33,040
 Deferred income taxes                 303,374             330,360
                                   -----------         -----------

Net Income                         $   305,073         $   627,342
                                   ===========         ===========

Basic                               14,164,269          14,060,709

Earnings per share                 $     0.022         $     0.045

Diluted                             14,452,219          14,271,650

Earnings per share                 $     0.021         $     0.044


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)


                                         2001               2000
                                         ----               ----

Net Sales                          $ 5,051,339         $ 5,999,506
Cost of goods sold                   1,197,413           1,304,092
                                   -----------         -----------

Gross profit                         3,853,926           4,695,414

Operating expenses:
 Sales and marketing                 1,513,323           1,507,818
 Operations                            146,923             131,055
 General and administrative          1,672,556           1,531,308
 Amortization of capitalized
  software costs                       318,193             230,471
                                   -----------          ----------

Total operating expenses             3,650,995           3,400,652
                                   -----------         -----------

Operating income                       202,931           1,294,762

Other income (expense):
 Interest income                        12,346              17,604
 Interest expense                      (75,800)            (73,770)
                                   -----------         -----------

Net income before income taxes         139,477           1,238,596

 Current income taxes                  (58,757)             74,772
 Deferred income taxes                 128,953             373,343
                                   -----------         -----------

Net Income                         $    69,281         $   790,481
                                   ===========         ===========


Basic                               14,130,567          13,986,048

Earnings per share                 $     0.005         $     0.057

Diluted                             14,418,517          14,196,989

Earnings per share                 $     0.005         $     0.056


The accompanying notes are an integral part of the financial statements.





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)


                                       2001                2000
                                   -----------         -----------

Cash flows from operating activities:
Net income                         $    69,281         $   790,481
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
 Depreciation and amortization         507,822             401,626
 Reserve for bad debts                 (13,844)             24,057
 Services rendered for common stock     23,175              11,500
 Deferred compensation                  19,350              19,350
 Other                                 (14,106)            (10,936)

Changes in assets and liabilities:
 Accounts receivable                  (319,071)         (1,627,824)
 Inventories                            11,617              (3,598)
 Prepaid expenses and other             59,490              92,521
 Accounts payable and accrued
  liabilities                          344,889             175,990
 Accounts payable - Affiliate              --              (96,529)
 Deferred revenue                       73,174                 --
 Income taxes payable                  (61,366)             46,973
 Deferred income taxes                 112,985             378,413
                                    ----------           ---------

 Net cash provided by operating
  activities                           803,396             202,024
                                    ----------           ---------

Cash flow from investing activities:
 Capitalization of goodwill                --              (14,528)
 Software development costs
  capitalized                       (1,035,040)           (715,457)
 Purchase of property and
  equipment                            (57,238)            (90,278)
                                    ----------           ---------

Net cash used in investing
 activities                         (1,092,278)           (820,263)
                                    ----------           ---------

Cash flows from financing activities:
 Proceeds received from issuance
  of debt                              150,836              46,584
 Principal payments on notes payable  (136,384)            (50,777)
 Issuance of common stock for cash      26,000             149,163
                                    ----------           ---------

Net cash provided by financing
 activities                             40,452             144,970
                                    ----------           ---------

Net increase (decrease) in cash       (248,430)           (473,269)

Cash at beginning of the period        763,967           1,138,711
                                   -----------          ----------

Cash at end of the period          $   515,537          $  665,442
                                   ===========          ==========

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000


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

The interim consolidated financial statements at June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that can be expected for the entire year.

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


11.    Stockholders' Equity:
       --------------------

During the quarter ended June 30, 2001, the Board of Directors approved the issuance of 58,500 shares of common stock to officers and directors in recognition of contributions made to the Company. In addition, options to purchase 36,000 shares of common stock at $.50 to $.73 were exercised.

At June 30, 2001, paid-in capital includes $38,064 of foreign currency translation adjustments.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This report contains forward-looking statements. These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $515,537, net accounts receivable of $3,798,363 and inventory of $413,211. The Company's net cash provided by operating activities during the six months ended June 30, 2001 was $803,396 and an additional $40,452 was provided from financing activities, primarily through bank financing of equipment purchases. Net cash used in investing activities for the six months ended June 30 increased by 33% from $820,263 in 2000 to $1,092,278 in 2001, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of June 30, 2001.

At June 30, 2001, the Company had working capital of $2,491,685
compared to $2,865,873 at December 31, 2000.   The Company believes
that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2001.

Additional working capital beyond that existing within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At June 30, 2001, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, of which $365,000 was unused.




RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------

Net sales for the three months ended June 30, 2001, totaled
$3,231,661 compared to $3,475,208 for the same period in 2000, a decrease of 7.0% over the comparable 2000 quarter. This decrease is attributable to net revenue decreases from the prior year's quarter by the Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin") subsidiaries. The sales decrease at LPL is a result of delays in planned order receipts because final customer purchase approval has not yet been obtained. The decrease at Dolphin results from two customers that curtailed operations or were merged with other companies. Subsequent to the end of the quarter, Dolphin was notified of other new contract awards and other planned awards from its established customers. The American Education core business unit increased its sales by 10.1% over the comparable 2000 quarter.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2001 was relatively unchanged at 16.4% for 2001 compared to 16.7% for the same period in 2000. The Company's principal product family, A+dvanced Learning System(r) (A+LS), provided gross profit margins of 96% in the second quarter of 2001. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or LPL, the cost to acquire software from other publishers, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $2,122,869 for the three months ended June 30, 2001, compared to $1,875,593 for the same 2000 quarter. As a percentage of sales revenue, operating expenses increased to 65.7% in 2001 compared to 54.0% in 2000. As a component of total operating expenses, selling and marketing costs increased by 15.5%, from $847,160 for the three months ended June 30, 2000, to $978,456 for the current period. This increase is attributable to changes in sales mix which resulted in increased sales commissions paid as the Company billed direct several large orders which exceeded distributor authorized credit limits.

General and administrative expenses, including operations, increased from $908,556 to $961,441, and as a percentage of net revenues increased from 26.1% to 29.8% for the quarter. This increase is primarily attributable to increases in support staff at Learning Pathways added over the prior year to handle increased net revenues expected to occur during the remainder of 2001 and in 2002.

Interest expense for the quarter ended June 30, 2001 increased from $38,278 in 2000 to $44,499 in 2001 which primarily reflects the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the three months ended June 30, 2001, was $305,073 compared to $627,342 for the same period in 2000, a decrease of 51.4%. This decrease was primarily a result of losses incurred by the LPL subsidiary and by breakeven operations at the Dolphin subsidiary. The American Education core business unit's net income prior to consolidation increased from $464,236 to $478,139 or 3.0% over the comparable prior year's quarter. Quarterly pretax income was 17% of revenues for the period while net income after tax was 9% of net revenues.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000
-------------------------------------------------

Net sales for the six months ended June 30, 2001, totaled $5,051,339 compared to $5,999,506 for the same period in 2000. This represents a decrease of 15.8% over the comparable 2000 period. This decrease is primarily a result of the first quarter's performance, from the previously cited delay of approval of several major orders at LPL and two of Dolphin's customers closing or merging their publishing units, canceling what would have been significant revenues for the division.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2001 increased to 23.7% from 21.7% for the same period in 2000. This change is primarily attributed to the results of Dolphin, which has lower gross margins than the Company's primary business. The Company's principal product families, A+dvanced Learning System(r) and the A+nyWhere Learning System trademark, provided gross profit margins of 95.7% in the first six months of 2001.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $3,650,995 for the six months ended June 30, 2001, compared to $3,400,652 for the same 2000 fiscal period. As a percentage of sales revenue, operating expenses increased from 56.7% in 2000 to 72.3% in 2001. This increase in operating expenses as a percentage of revenues primarily arises because a large percentage of the costs are a fixed amount and do not fluctuate with increases or decreases in revenue. As revenue increases, these costs will decrease as a percentage. This is evidenced by selling and marketing costs, which only changed by 0.4% from $1,507,818 for the six months ended June 30, 2000, to $1,513,323 for the current period.

General and administrative expenses, including operations, increased from $1,662,363 to $1,819,479 and as a percentage of net revenues increased from 27.7% to 36.0% for the six month period. The dollar increase is primarily attributable to modest increases in support staff over the prior year and increases in royalty payments.

Interest expense for the six months ended June 30, remained constant at $75,800 in 2001 compared to $73,770 in 2000 reflecting the cost of the debt incurred in late 1999 for the acquisition of Dolphin. Net income for the six months ended June 30, 2001, was $69,281 compared to $790,481 for the same period in 2000 as a result of the decrease in sales.

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

Item 2.     Changes in Securities
            ---------------------

During the quarter ended June 30, 2001, the Board of Directors approved the issuance of 58,500 shares of common stock to officers and directors in recognition of contributions made to the Company. In addition, options to purchase 36,000 shares of common stock at $.50 to $.73 were exercised.

Item 3.     Default Upon Senior Securities
            ------------------------------

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities Holders
            ---------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

The Company expects to hold its 2001 Annual Meeting of Shareholders in Oklahoma City, Oklahoma on or about November 9, 2001. To be considered for inclusion in the Company's proxy statement relating to the 2001 Annual Meeting of Shareholders, shareholder proposals must be received no later than August 27, 2001. To be considered for presentation the 2001 Annual Meeting, although not included in the proxy statement, proposals must be received between August 27, 2001 and September 17, 2001. All shareholder proposals should be mailed to the attention of Jeffrey E. Butler, The American Education Corporation, 7506 N. Broadway Extension, St. 505, Oklahoma City, OK 73116.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

The following exhibits have been filed as a part of this report:


Exhibit No.               Description of Exhibits
---------------------------------------------------------------------

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

The American Education Corporation


August 13, 2001
By:  Jeffrey E. Butler
     -----------------


Jeffrey E. Butler,
Chief Executive Officer
Chairman of the Board
Treasurer