Form 10QSB
period 2001-09-30
AMERICAN EDUCATION CORPORATION
filed 2001-11-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

     YES X    NO_

Number of shares of the issuer's common stock outstanding as of
November  1, 2001:  14,272,461

Transitional Small Business Disclosure Format           YES _    NO X



THE AMERICAN EDUCATION CORPORATION
----------------------------------

INDEX
-----

                                                           Page No.
                                                           --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000              3

           Consolidated Statements of Income
           For the Three Months Ended September 30, 2001
           and for the Three Months Ended September 30, 2000     4

           For the Nine Months Ended September 30, 2001
           and for the Nine Months Ended September 30, 2000      5

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2001
           and for the Nine Months Ended September 30, 2000      6

           Notes to Interim Consolidated Financial Statements    7


Item 2     Management's Discussion and Analysis
           Of Financial Conditions and Results of Operations     9


PART II - OTHER INFORMATION                                     12

SIGNATURE PAGE                                                  14




PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                           September 30    December 31
                                               2001            2000
                                           ------------    -----------
                                            (unaudited)      (audited)

ASSETS
Current assets:
  Cash and cash equivalents                $   691,584     $   763,967
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $187,340 and $186,012                  3,233,847       3,465,448
  Inventory                                    417,070         424,828
  Prepaid expenses and deposits                277,109         348,955
  Deferred tax asset                           224,476         175,865
                                           -----------     -----------
          Total current assets               4,844,086       5,179,063


Note receivable from officer                   300,000         300,000

Property and equipment, at cost              1,153,679       1,117,141
  Less accumulated depreciation and
   amortization                               (645,438)       (497,475)
                                            ----------     -----------
          Net property and equipment           508,241         619,666

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $2,678,350
   and $2,155,713                            4,039,070       2,914,604
  Goodwill, net of accumulated amortization
   of $410,745 and $286,795                  2,123,798       2,247,748
                                           -----------     -----------
          Total other assets                 6,162,868       5,162,352
                                           -----------     -----------
          Total assets                     $11,815,195     $11,261,081
                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                   $   313,600     $   414,003
  Accrued liabilities                          870,091         809,644
  Deferred revenue                             230,091         104,623
  Notes payable and current portion of
   long-term debt                            1,001,370         838,057
  Foreign income taxes payable                 105,667         139,132
  Income taxes payable                          24,767           7,731
                                           -----------     -----------
          Total current liabilities          2,545,586       2,313,190

Other long-term accrued liabilities             90,405          54,825
Deferred income tax liability - Long-term      825,507         676,119
Long-term debt                               1,052,252       1,174,791
                                           -----------     -----------

          Total liabilities                  4,513,750       4,218,925
                                           -----------     -----------

Commitments and contingencies                       -               -

Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
   and outstanding-none                             -               -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,272,461
   shares                                      356,811         352,078
  Additional paid in capital                 6,628,625       6,582,221
  Treasury stock, at cost, 34,000 shares       (19,125)        (19,125)
  Retained earnings                            126,982         126,982
  Year-to-date earnings                        208,152              -
                                           -----------     -----------
          Total stockholders' equity         7,301,445       7,042,156
                                           -----------     -----------
          Total liabilities and
           stockholders' equity            $11,815,195     $11,261,081
                                           ===========     ===========




The accompanying notes are an integral part of the financial statements.





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

                                               2001            2000
                                               ----            ----

Net Sales                                 $ 2,278,218     $ 2,785,266
Cost of goods sold                            355,986         720,097
                                          -----------     -----------

Gross profit                                1,922,232       2,065,169

Operating expenses:
 Sales and marketing                          648,206         549,422
 Operations                                    68,474          90,456
 General and administrative                   779,265         805,976
 Amortization of capitalized software costs   200,942         135,319
                                          -----------     -----------

Total operating expenses                    1,696,887       1,581,173
                                          -----------     -----------

Operating income                              225,345         483,996

Other income (expense):
 Interest income                                5,627          10,484
 Interest expense                             (33,136)        (43,847)
                                          -----------     -----------

Net income before income taxes                197,836         450,633

 Current income taxes                          56,020           7,951
 Deferred income taxes                          2,945         169,472
                                          -----------     -----------

Net Income                                $   138,871     $   273,210
                                          ===========     ===========

Basic                                      14,269,494      14,083,128

Earnings per share                        $     0.010     $     0.019

Diluted                                    14,269,494      14,713,156

Earnings per share                        $     0.010     $     0.019




The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)


                                               2001            2000
                                               ----            ----

Net Sales                                 $ 7,329,557     $ 8,784,772
Cost of goods sold                          1,553,399       2,024,189
                                          -----------     -----------

Gross profit                                5,776,158       6,760,583

Operating expenses:
 Sales and marketing                        2,161,529       2,057,240
 Operations                                   215,397         221,511
 General and administrative                 2,451,820       2,337,284
 Amortization of capitalized software
   costs                                      519,135         365,790
                                          -----------     -----------

Total operating expenses                    5,347,881       4,981,825
                                          -----------     -----------

Operating income                              428,277       1,778,758

Other income (expense):
 Interest income                               17,973          28,088
 Interest expense                            (108,936)       (117,617)
                                          -----------     -----------

Net income before income taxes                337,314       1,689,229

 Current income taxes                          (2,737)         82,723
 Deferred income taxes                        131,899         542,815
                                          -----------     -----------

Net Income                                $   208,152     $ 1,063,691
                                          ===========     ===========


Basic                                      14,177,148      14,018,764

Earnings per share                        $     0.015     $     0.076

Diluted                                    14,177,148      14,648,792

Earnings per share                        $     0.015     $     0.073




The accompanying notes are an integral part of the financial statements.





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)


                                               2001            2000
                                          -----------     -----------

Cash flows from operating activities:
Net income                                $   208,152     $ 1,063,691
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                808,113         629,212
 Reserve for bad debts                          1,328          57,106
 Services rendered for common stock            41,400          11,500
 Deferred compensation                         35,580          29,025
 Other                                        (29,826)         (5,258)

Changes in assets and liabilities:
 Accounts receivable                          230,273      (1,146,798)
 Inventories                                    7,758          (3,033)
 Prepaid expenses and other                    71,846        (101,738)
 Accounts payable and accrued liabilities     (39,956)        176,735
 Accounts payable - Affiliate                      --         (96,529)
 Deferred revenue                             125,468              --
 Income taxes payable                         (16,429)          5,449
 Deferred income taxes                        100,777         531,828
                                          -----------     -----------

Net cash provided by operating
 activities                                 1,544,484       1,151,190
                                          -----------     -----------

Cash flow from investing activities:
 Capitalization of goodwill                        --         (14,528)
 Software development costs capitalized    (1,647,103)     (1,118,244)
 Purchase of property and equipment           (36,538)       (175,427)
                                          -----------     -----------

Net cash used in investing activities      (1,683,641)     (1,308,199)
                                          -----------     -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt      240,836          96,584
 Principal payments on notes payable         (200,062)        (76,784)
 Issuance of common stock for cash             26,000         149,163
                                          -----------     -----------

 Net cash provided by financing activities     66,774         168,963
                                          -----------     -----------

Net increase (decrease) in cash               (72,383)         11,954

Cash at beginning of the period               763,967       1,138,711
                                          -----------     -----------

Cash at end of the period                 $   691,584     $ 1,150,665
                                          ===========     ===========




The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

The interim consolidated financial statements at September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results that can be expected for the entire year.

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


11.  Stockholders' Equity:
     --------------------

During the quarter ended September 30, 2001, the Board of Directors approved the issuance of 67,500 shares of common stock to employees in recognition of contributions made to the Company.

At June 30, 2001, paid-in capital includes $37,984 of foreign currency translation adjustments.


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


Liquidity and Capital Resources
-------------------------------

As of September 30, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $691,584, net accounts receivable of $3,233,847 and inventory of $417,070. The Company's net cash provided by operating activities during the nine months ended September 30, 2001 was $1,544,484 and an additional $66,774 was provided from financing activities, primarily through bank financing of equipment purchases. Net cash used in investing activities for the nine months ended September 30 increased by 29% from $1,308,199 in 2000 to $1,683,641 in 2001, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of September 30, 2001.

At September 30, 2001, the Company had working capital of $2,298,500
compared to $2,865,873 at December 31, 2000.   The Company believes
that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2001.

Additional working capital beyond that existing within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At September 30, 2001, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, of which $275,000 was unused.




RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------

Net sales for the three months ended September 30, 2001, totaled $2,278,218 compared to $2,785,266 for the same period in 2000, a decrease of 18.2% over the comparable 2000 quarter. This decrease is attributable to net revenue decreases from the prior year's quarter by American Education and the Dolphin, Inc. ("Dolphin") subsidiary. The sales decrease at AEC is a result of delays in planned order receipts as a result of the events of September 11, 2001. In addition,quarterly net revenues were affected by poor state-level performance by several key distributors as a result of a number of factors, including spending deferrals, budgetary approval delays and adjustments in the spending for technology. The decrease at Dolphin results from two customers that curtailed operations or were merged with other companies in late 2000 and early 2001.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 2001 decreased to 15.6% for 2001 compared to 25.8% for the same period in 2000. This change is attributed to the increase of higher gross margin products sold by AEC during the quarter as a percentage of consolidated revenues. The Company's principal product family, A+dvanced Learning System registered trademark (A+LS), provided gross profit margins of 93% in the third quarter of 2001. Cost of goods sold represents the actual cost to produce the software products, or in the case of Projected Learning Programs ("PLP") or LPL, the cost to acquire software from other publishers, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,696,887 for the three months ended September 30, 2001, compared to $1,581,173 for the same 2000 quarter. As a percentage of sales revenue, operating expenses increased to 74.5% in 2001 compared to 56.8% in 2000. As a component of total operating expenses, selling and marketing costs increased by 18.0%, from $549,422 for the three months ended September 30, 2000, to $648,206 for the current period. This increase is attributable to changes in sales mix which resulted in increased sales commissions paid as the Company billed direct several large orders which exceeded distributor authorized credit limits, and increased employment levels at LPL to provide additional development and marketing support personnel.

General and administrative expenses, including operations, decreased 5.4% from $896,432 to $847,739, but as a percentage of net revenues increased from 32.2% to 37.2% for the quarter. This increase is primarily attributable to the fixed nature of these expenses and will decrease as a percentage of revenues as those revenues increase.

Interest expense for the quarter ended September 30, 2001 decreased from $43,847 in 2000 to $33,136 in 2001 which primarily reflects the decrease in interest rates which has occurred this year. Net income for the three months ended September 30, 2001, was $138,871 compared to $273,210 for the same period in 2000, a decrease of 49.2%, resulting primarily from the sales decreases noted above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------

Net sales for the nine months ended September 30, 2001, totaled $7,329,557 compared to $8,784,772 for the same period in 2000. This represents a decrease of 16.6 % over the comparable 2000 period.
This decrease is primarily a result of the first quarter's performance, from the previously cited delay of approval of several major orders at LPL and two of Dolphin's customers closing or merging their publishing units, canceling what would have been significant revenues for the division, and the delay in the receipt of orders resulting from the events of September 11, 2001. In addition, third quarter net revenues were affected by poor state-level performance by several key distributors as a result of a number of factors, including spending deferrals, budgetary approval delays and adjustments in the spending for technology.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2001 decreased to 21.2% from 23.0% for the same period in 2000. . This change is attributed to the increase of higher gross margin products sold by AEC during the year as a percentage of consolidated revenues. The Company's principal product families, A+dvanced Learning System(r) and the A+nyWhere Learning System registered trademark, provided gross profit margins of 94.1% in the first nine months of 2001.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $5,347,881 for the nine months ended September 30, 2001, compared to $4,981,825 for the same 2000 fiscal period. As a percentage of sales revenue, operating expenses increased from 56.7% in 2000 to 73.0% in 2001. This increase in operating expenses as a percentage of revenues primarily arises because a large percentage of the costs are a fixed amount and do not fluctuate with increases or decreases in revenue. As revenue increases, these costs will decrease as a percentage.

General and administrative expenses, including operations, increased from $2,558,795 to $2,667,217 and as a percentage of net revenues increased from 29.1% to 36.4% for the nine month period. The dollar increase is primarily attributable to modest increases in support staff over the prior year.

Interest expense for the nine months ended September 30, decreased to $108,936 in 2001 compared to $117,617 in 2000 reflecting the decrease in interest rates during 2001. Net income for the nine months ended September 30, 2001, was $208,152 compared to $1,063,691 for the same period in 2000 as a result of the decrease in sales.

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

The Company's future competitive position has been enhanced as a result of its investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java2-based A+nyWhere Learning System registered trademark. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be favorable world market conditions, provide a basis for sustained growth.




THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

         Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.  Changes in Securities
         ---------------------

         During the quarter ended September 30, 2001, the Board of Directors approved the issuance of 67,500 shares of common stock to employees in recognition of contributions made to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following exhibits have been filed as a part of this report:


Exhibit No.                  Description of Exhibits
-----------  ---------------------------------------------------------

    3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25,
             1998)

    3.2 Bylaws of The American Education Corporation(incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange
             Commission on October 22, 1999)

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

The American Education Corporation


November 14, 2001                      By:  /s/Jeffrey E. Butler
                                            --------------------

                                            Jeffrey E. Butler,
                                            Chief Executive Officer
                                            Chairman of the Board
                                            Treasurer