Form 10KSB
period 2001-12-31
AMERICAN EDUCATION CORP
filed 2002-04-01
CIK 705003

U. S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

For the Transition Period from  ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
----------------------------------
(Name of Small Business issuer in its charter)

Colorado
--------
(State or other jurisdiction of incorporation or organization)

84-0838184
----------
(I.R.S. Employer Identification No.)

7506 N. Broadway Extension, Suite 505, Oklahoma City, OK  73116
---------------------------------------------------------------
(Address of principal executive offices)


(405) 840-6031
--------------
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.025 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X     NO

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.  [ X ]

Revenues for the year ended December 31, 2001:     $8,902,467

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $2,476,923 based on 6,880,343 shares at $.36 per share, the last sale price of the common stock on March 15, 2002. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of March 15, 2002: 14,272,461

Transitional Small Business Disclosure Format     YES     NO  X



TABLE OF CONTENTS TO FORM 10-KSB



PART I


                                                          Page Number

Item 1     Description of Business                                3
Item 2     Description of Property                               12
Item 3     Legal Proceedings                                     12
Item 4     Submission of Matters to a Vote of Security Holders   12


PART II


Item 5     Market for Common Stock and Related Stockholder
           Matters                                               14
Item 6     Management's Discussion and Analysis or Plan of
           Operation                                             14
Item 7     Financial Statements                                  17
Item 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                   17


PART III


Item 9 Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange
           Act                                                   18
Item 10    Executive Compensation                                20
Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                            22
Item 12    Certain Relationships and Related Transactions        23
Item 13    Exhibits and Reports on Form 8-K                      24



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

In August 1991, the Company changed its name from Plasmedics, Inc. to The American Education Corporation.

The Company's Business
----------------------
The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges.
The Company develops software for Windows registered trademark, Macintosh registered trademark, Unix registered trademark and Linux registered trademark operating systems. Since 1995 the Company's revenues primarily have been derived from the sale of its principal product family, the A+dvanced Learning System registered trademark
("A+LS" trademark), a comprehensive courseware offering developed by the Company. A+LS is currently shipping in Version 2.15. In late fiscal 2000, the Company largely completed and subsequently, in early 2001, released the A+nyWhere Learning System registered trademark, a Java trademark 2-based program designed to be the Company's future delivery platform for its extensive grade level 1-12 educational content and assessment tools. This new product family was well received by the school market and as a component of total revenues has made steady progress with respect to its relative percent of total net revenues since its early 2001 release.

The Company acquired two businesses in 1998, Projected Learning Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL"). These organizations are primarily resellers of other publishers' products and operate as subsidiaries of the Company. In 2001, management elected to wind down and ultimately discontinue the catalog selling operations of the PLP subsidiary as a result of the marketplace moving to increasing use of the Internet and the cash use intensity of this type of business. LPL, the Company's Derby, United Kingdom subsidiary acquired in late 1998, is the exclusive school and library distributor of the print, multimedia and online versions of World
Book trademark Encyclopedia in Great Britain. In the latter part of 2000, LPL substantially completed the process of converting the Company's A+LS curriculum content to a product presentation that is suitable for British educators and schools. LPL also undertook the development of new content specifically focused on the UK's new literacy and numeracy instructional requirements during 2001 and significant portions of this new product offering were completed during the 2001 fiscal year. LPL's revised and expanded product family was substantially released to the UK school market during the 2001 fiscal year. The Company purchased Dolphin, Inc., ("Dolphin") in December 1999. Dolphin is an established, 12 year-old developer of educational software for many of the world's leading textbook and electronic publishers. Dolphin was purchased to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development.

The Company internally develops and licenses, to a limited extent, software or content from third parties for inclusion in its products for the school market. The Company utilizes an in-house programming staff for the development of its software technology and limited, external contract services to develop these products. The Company is the primary developer of its curriculum content and employs full-time educational professionals in this electronic publishing effort. The Company makes extensive use of contract services to secure the specialized educator skills that are necessary to publish the wide range of subject matter and grade level content required by the Company's comprehensive product offering.

The Company's products are sold through school dealers, an in-house employee sales force, and through direct mail programs. The Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, the private industry, and to a limited extent, for home-based schooling. Approximately 81% of the Company's 2001 sales were to the domestic U.S. school market and 19% to the international markets. Future sales to international markets are expected to increase as a percentage of total revenues as a result of the LPL acquisition and as a result of distribution or other market development partnerships, which were entered into during the year in Jordan and Malaysia.

The increasing use of computers, software and the Internet as educational and instructional aids in the nation's schools is the major focus of the Company's marketing strategy. The Company's marketing plan calls for separate promotional efforts to be directed toward the various segments of the school market and channels of distribution that provide specialized market access. Currently, the Company utilizes an in-house employee sales force and a national network of school dealers to market its products to schools. Each independent school dealer generally covers a geographically limited territory such as a single state. Other marketing efforts are executed through business partners as well as direct mail and educational catalog companies, which market other publishers' products to the school and library markets. Selling efforts in the U.K. are effected by a direct company-employed sales force.

The Company is in a technology-based business and is an active developer of software applications to facilitate the delivery of its content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of fiber optic-based wide-area networks ("WAN"), and increased Internet usage provides for future growth opportunities for the Company. In late 2000 the Company began the testing and delivery of its content online. Through the roll out and release of the A+nyWhere Learning System the Company, at December 31, 2001, had in excess of 29 schools in 7 states using online curriculum content for both school and home-based students. These users are largely supported on company maintained server facilities in Oklahoma City. Management believes that it has in place the development technology and programs to allow it to capitalize on these rapidly developing changes in the structure of how content and delivery of electronic-based instruction will be utilized by school districts in future years.

Principal Products
------------------

Educational Software
--------------------
The Company engages in extensive development efforts to develop new programming technology as well as new curriculum content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Novell, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+ registered trademark brands 147 separate software titles with approximately another 40 titles in revision or development for release in early 2002. The currently released products all carry 2000 or later copyrights reflecting the Company's commitment not only to development of content, but maintaining the currency of its products.

The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. There is a growing use of both LAN, WAN and Internet technologies in schools and school districts and the Company provides versions that perform in these environments. The Company's products for schools are designed for the professional educator and feature a management function, which records assessment test and student activity data for both individual student and class academic performance. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments. A hallmark feature of the Company's products is a unique authoring tool, which allows the educator to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software is correlated to over 80 major national and state standards so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific learner objectives, or individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of its content, delivery and instructional design. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major, adopted textbook series.
The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. These are delivered to the student for a Learning
Management System ("LMS") and allow full educator control of the content delivery rather than one that is controlled by the software. Various software tools, such as the Company's products for assessment and testing, allow the use of the Internet as a source of instructional material, and provide educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution designed to address individual student skill deficiencies.
In addition, the Company's product design is modular so that each title sold by the Company has an integral LMS function. This management function is shared so that new titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The majority of the Company's installed base is currently utilized in a LAN environment as a LMS. The LMS allows teachers and school administrators to monitor and facilitate student performance, which is increasingly important in a national environment where school accountability is a prominent trend. This approach provides complete district, school and educator control of class and student lesson assignments, individualized paths of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content. These capabilities and range of reporting, and documentation of individual student functions assist the educator in directing the use, and understanding the effectiveness, of the software while improving the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully managed instructional LMS software solution that is comparable to the products provided by the Company.

A+dvanced Learning System registered trademark, Version 2.15
------------------------------------------------------------
A+LS, V2.15, the currently shipping version, from an educational content perspective, has been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 147 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product family presents increasingly more complex concepts that provide overlapping, subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the elementary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice exercises, test and essay. These instructional activities are further supported by skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this data and report on individual student and class activities. Educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also integrate third party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study for the at-risk or special education student, which might require specific emphasis to correct skill deficiencies. Approximately 10,000 schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

In 2000, the Company completed the release of the A+LS secondary titles including additional titles for the General Educational Development ("GED") test to extend the Company's range of software publications through grade level 12. A GED A+SSESS! trademark was also developed to support the assessment requirements for the GED test. These secondary grade level products were well received by the marketplace and were a factor in the Company's 2001 revenues, not only in the sales of product-related revenues, but the more complete product offering allowed the Company to secure district-wide adoptions. A new GED test and curriculum was specified to be effective January of 2002. During 2001, the Company conformed its curriculum to meet this new test and instructional design and was one of the first to release a completed updated testing and instruction software package to the school market.

Throughout 2001, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, approximately 40 individual titles, reflecting offerings in both English and Spanish languages, were developed and or updated for release and the Company's 2001-2 catalog reflects a total K-12 offering of 147 titles. At the same time, approximately 72 titles were converted from Version 2.15 formats to Version 3.0 and Version
4.0 formats. This expanded, updated curriculum offering should provide for additional revenue opportunities with its existing and future school customers. In addition, during fiscal 2001 significant portions of the Company's current assessments and standards database was expanded, updated and realigned to meet new or revised state and national academic standards.

A+SSESS! trademark, Version 2.15
--------------------------------
A+SSESS! is a product family of primary, intermediate, advanced and high school skill and testing modules, which is comprised of four individual software titles with additional tools being developed for the Spanish language products of the Company. This assessment and testing tool allows educators to quickly determine student skills and to periodically evaluate student progress. A+SSESS! has been designed as a companion to A+LS's extensive curriculum content as a tool to assist educators in not only determining student skill levels, but to aid in the optimal placement in all A+LS subject areas for each student. A pre-test process is utilized for this purpose. After skill levels are determined, A+SSESS! automatically recommends and prepares lesson plans for each student. A posttest process is utilized to facilitate measurement of student academic gains. This product family, designed to complement the curriculum design of A+LS, was introduced in mid-1996, and since its introduction approximately 6,000 schools have purchased the product.

MediaWeaver registered trademark-A+LS Software Edition
------------------------------------------------------
The Company entered into an agreement in late 1995 to integrate certain of the Humanities Software, Inc's., ("Humanities") popular MediaWeaver programs into the A+LS delivery format and class and student management system. The MediaWeaver software series is well known by educators for its excellent presentation of material and exercises relating to classical literature and process writing. The MediaWeaver series did not possess any of the management features required by today's networked schools until its incorporation into the A+LS management system. These programs complement A+LS's basic skills content and provide a whole language reading and writing dimension to this product family. Since the initial release of this product offering, the Company and Humanities expanded the number of novel and skill bundles, bringing the total titles to 18 during the first quarter of fiscal 1998. In addition, in late 1998, an agreement was reached with Humanities to incorporate Kids Media Magic trademark, a new four-title elementary series in the reading skills area. This new early grade level product offering was developed and released in the latter part of 1999.

A+nyWhere Learning System, Version 3.0, Version 4.0
---------------------------------------------------
Throughout 2001 the Company has been working to finalize development of this important new software technology-based upon Sun Microsystems' Java 2 software. The design approach of this new product family will maintain the excellent features of the A+dvanced Learning System and A+SSESS! product families and the means to move current and updated content to the Java platform. Java 2 was selected because of its inherent suitability for Internet delivery and cross-platform capabilities. Development work was largely completed in 2000 and the product was release early in the 2001 fiscal year. The process of transferring the Company's extensive 147-title content to this new environment is ongoing and at year end 2001 approximately 50% of the Company's content had been converted to this platform.

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

During 2001 the Company largely completed development of the A+nyWhere Learning System Version 4.0, the browser-based version of Version 3.0. This version has most of the features of Version 3.0, but is designed to be delivered via the Internet. Importantly, Version 4.0 utilizes all of the curriculum and assessment content resources of Version 3.0. Further, the browser-based delivery can be used as an independent, stand alone solution as well as in combination with a Version 3.0 installation. This design approach is a major selling feature allowing schools to deploy as single, common instructional resource from a single vendor throughout a community or campus, simplifying use, training and data collection processes. In addition, the ability to deploy in LAN, WAN and Internet configurations provides the school with a long term solution to utilize computer and bandwidth resources as these are upgraded over time.

This ongoing investment in new technology provides the Company with the means to deliver its products in the highly connected, future marketplace. This capability should increase and enhance the Company's competitive ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

A+University trademark
----------------------
The Company initiated development of the A+ University, a product training and staff development product line, which is designed to instruct school administrators, curriculum specialists and teachers in the use of the Company's various products. Initial release of this new product family is scheduled for the second quarter of 2002. It is believed that this product family should become an important source of incremental revenue from existing and new customers in future years.

Third Party Publishing, Marketing Affiliations and Partnerships
---------------------------------------------------------------
The Company is actively pursuing and is being pursued by third-party publishing and marketing companies, which have curriculum content that is complementary to the publications of the Company or access to specialized segments of the market. Many of these companies do not have the software management technology or distribution resources of the Company. These relationships are generally sought by the Company to supplement and complement the content of existing and planned A+LS subject matter or to enter new markets. The Company has a marketing affiliation with World Book, Inc. ("WB") to enter into both content and cooperative marketing programs, which was launched in mid-1999. WB is providing a special version of its industry-leading multimedia World Book trademark Encyclopedia to which the Company will correlate selected A+LS titles and lesson material. This relationship provides the Company's customers with what is believed to be an industry first; a completely integrated curriculum and reference resource for instruction. In 2001, it was agreed that this relationship would be expanded to include World Book Online. Management also believes continued expansion of these types of relationships enhances the value of the Company's products to educators and strengthens the business relationships with its distributors and other business partners.

Humanities Software, Inc., a division of Renaissance Learning, Inc. (formerly Advantage Learning, Inc.), is an important industry partner. The Company licenses both programming technology and content from this industry-leading company. This arrangement is the basis for the Company's MediaWeaver and Kids Media Magic product offerings.

During 2001, the Company entered into a number of discussions with US and UK-based publishers, hardware suppliers, and other organizations associated with the educational marketplace. The purpose of these discussions is to license company technology, strengthen or to develop new channels of access to the marketplace utilizing the Company's content and technology. A number of these arrangements were consummated in 2001 and have been announced in company or subsidiary press releases or literature. Several other strategic partnering projects initiated in 2001 are still under development, or are currently subject to confidential disclosure restrictions.

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

The U.S. School Market
----------------------
The U.S. school market for educational software is growing at approximately 20% per annum according to industry sources. In the United States this market growth is being driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools. Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

This market is well documented by industry sources to be moving to wider use of technology, access to the Internet and the increasing use of online services with K-12 expenditures expected to reach $6.5 billion during the year 2001. The school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections and greater bandwidth access are effected throughout the nation's school buildings. Importantly, it is believed that increased home access to the Internet will open up the potential for distributed learning and "e-learning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facility shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range of technologies including the areas of database management, e-learning through the Internet and its capabilities. In addition the current administration's initiatives such as the 21st Century and Reading First grant programs, combined with the "No Child Left Behind" initiative is expected to provide additional impetus to market growth in 2002 and future years.

The International School Market
-------------------------------
With its acquisition of LPL, the Company has entered the school market in the UK. This market is approximately 20% the size of the U.S. market and believed to be growing at an annual rate exceeding
20%. In 1999, the British government continued implementation of Phase 1 of The National Grid for Learning ("NGfL") and launched
Phase II of this program on April 1, 1999, to invest substantially in computer hardware infrastructure, Internet access, educator training and instructional software technologies for the UK's schools. The
NGfL funding is scheduled to continue through one additional phase released in 2001 and management believes that these government school funding initiatives will continue through the year 2003. Accordingly the UK market should experience rates of growth in funding for educational technology, at the individual school level, approximately the same as the U.S. market. Many former British Commonwealth nations utilize the UK's instructional model and Company management believes that additional international opportunities will emerge as a result of the Company's programs and presence in the UK marketplace.
This belief was validated by the Company entering into a development partnership with Edu-Sol of Jordan to provide under license the Company's software technology and English language content for translation into Arabic for the Middle East's school market. EdSol began payment to LPL in the latter part of 2001 for access to the Company's technology and additional fees are scheduled to be paid through 2003.

The Adult Literacy/Lifelong Learning Market
-------------------------------------------
The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving
significant interest from this segment of the market.   In 2001, the
Company established additional installations in state and municipal centers of literacy and the juvenile and adult corrections market segments, including a state wide deployment of content in Kansas in both the prison system and a number of regional adult literacy centers. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The adult literacy and related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market
---------------
The Company has not been active in marketing its products to this market segment, which offers future opportunities for growth and additional financial returns on the Company's investment into educational content. In 2001, the Company continued programs to market these products through a new Internet and web facility for home educators, greatgrades.com. Management believes that there is an opportunity to move into this segment of the market with its current products and collateral support and training materials that will be of value to home educators. The home education is growing at rates exceeding 15% per year, according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home-supervised study. Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company will make use of the Internet to reach the home market with various marketing and distribution programs.

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

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+nyWhere Learning System and A+dult Learning System in the second quarter of 1999 and continued registration efforts on these marks during 2000. In 2001, the Company was notified of the registration of the A+nyWhere trade mark. In addition, the Company continued actions to file necessary documents in the United Kingdom to ensure protection and preservation of its A+ brand in that country. The A+LS mark was registered with the United Kingdom's Trade Marks Office, registration number 2,194,275, on April 12, 1999. The A+ design and A+dvanced Learning System has been approved for registration in the United Kingdom.

The use of the Company's distinctive A+ logo is viewed as an integral, distinctive brand element to the Company's product families and is important to corporate recognition.

Production and Manufacturing
----------------------------
The Company purchases CD-ROM blanks from various sources. The Company owns commercial quality, high-speed software duplication equipment and duplicates a portion of its software internally. Large production runs on CD-ROM are contracted with outside duplicators to manage production costs. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product instructional manuals. The Company maintains duplication equipment that is suitable for small, or initial production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of manuals and literature are contracted to outside printers. The
Company has no dependence on any individual supplier.

The Company, with its release to schools of the A+nyWhere Learning System, Version 3.0 in 2001 has the capability to electronically deliver and install its products at customer locations. This new capability should serve to further reduce the Company's cost of publication of its products commencing in the year as it reduces the need to produce its products and their extensive documentation on CD-ROM discs.

Research and Development
------------------------
At December 31, 2001, the Company employed fourteen (14) full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support of current versions of its software offerings.

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

At December 31, 2001, the Company employed eight (8) full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------
Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $2,242,192 in software research and development costs in 2001. Amortization of product development costs for the year ended December 31, 2001, was $878,451.

Distribution and Sales Programs
-------------------------------
In marketing its products, the Company utilizes approximately 40 independent school dealers and four educational catalog houses to reach its school-based customers. During 2001, the Company hired and employed both field and in-house sales forces to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This sales team was comprised of seven individuals at December 31, 2001.

Internet Marketing and e-commerce
---------------------------------
The Company views the Internet as a channel for future sales growth and means to develop new customer service and support programs. In addition, the Internet has become a valuable adjunct for improved customer service and support on product use and technical matters.
During 2001, the Company invested substantial resources in improving and expanding its Internet presence and e-commerce capabilities for all business units. The Company employs full time personnel to update its web sites functionally and graphically its www.amered.com, www.dolphinsoft.com, www.learnpath.com, and www.learnaplus.com URL's. At the end of 2001, the Company has five active Internet site facilities.

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

Significant Customers
---------------------
The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 2000 or 2001.

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

The Internet and the delivery of curriculum by electronic means may have the capaccity to alter the competitive environment and the current means to content access for both the school and home customer. The Company, in the judgment of management, has the necessary programs underway or planned to develop the technology to remain competitive in the future marketplace environment. Business development programs to identify future partners and the means to exploit the Company's investment in both technology and content are an ongoing process with a number of companies that have a focus on the Internet, the education marketplace and are seeking content partners.

Employees
---------
As of December 31, 2001, the Company had 72 full-time employees in its domestic operations and 23 full-time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory.



Item 2.  Description of Property.
---------------------------------
The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement that expires in December 2002. The monthly rent under this lease is $12,587.

Dolphin, Inc., a wholly owned subsidiary, leases 6,584 sq. ft. of office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2002. Monthly lease expense is $13,693.

Learning Pathways, Limited, a wholly owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United Kingdom. The monthly lease expense approximates $1,580. The lease renews each month for a period of ninety days.

Total corporate cost of leased facilities was $294,806 for 2001 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 2000 was $281,288.


Item 3.  Legal Proceedings.
---------------------------
The Company may be the subject of various legal proceedings that could arise during the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the ongoing operations and viability of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
On November 15, 2001, the Company held its annual meeting of shareholders. There were five proposals submitted to the shareholders for approval; one of which was the election of directors. The following five nominees, who were all of the current directors of the Company, were re-elected to serve on the Board of Directors until their successors are duly elected and qualified: Jeffrey E. Butler, Monty C. McCurry, Newton Fink, Stephen E. Prust and Geoffrey Glossop.

The following is a tabulation with respect to the votes for each nominee for office:

                                 FOR                   WITHHELD

Jeffrey E. Butler             11,203,745                92,593

Monty C. McCurry              11,266,435                29,893

Newton Fink                   11,279,745                16,593

Stephen E. Prust              11,278,745                17,593

Geoffrey Glossop              11,226,345                69,993


The second proposal was a proposal to ratify the selection of Steakley, Gilbert & Morgan P.C. as the independent accountants for the Company for the fiscal year ending December 31, 2001. The selection of Steakley, Gilbert & Morgan P.C. was ratified by the following vote:

              FOR             AGAINST           ABSTAIN

         11,193,337             7,305            95,696

The third proposal was a proposal to approve an Agreement of Merger and Plan of Reorganization with The American Education Corporation, a Nevada corporation, to allow a change of the state of incorporation from Colorado to Nevada. The Agreement and Plan were approved by the following vote:

              FOR             AGAINST           ABSTAIN

         10,035,642            96,692          1,164,004

The fourth proposal was a proposal to amend the Company's Stock Option Plan for Employees to increase the number of options in the Plan from 1,650,000 to 2,650,000. The amendment was approved by the following vote:

              FOR             AGAINST           ABSTAIN

         10,012,297           102,451         1,181,590

The fifth proposal was a proposal to amend the Director's Stock Option Plan to increase the number of options in the Plan from 100,000 to 200,000. The amendment was approved by the following vote:

              FOR             AGAINST           ABSTAIN

         9,998,121            116,107         1,182,110



PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------
As of December 31, 2001, there were approximately 2,200 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. The following is a summary of the high and low bid price for each of the 2001 and 2000 quarters.


                                    2001                 2000
                                    ----                 ----
                              HIGH        LOW       HIGH        LOW
                             -----------------     -----------------
Quarter Ending March 31      $0.97       $0.52      $1.75      $1.25

Quarter Ending June 30       $0.80       $0.40    $1.1875    $0.4375

Quarter Ending September 30  $0.60       $0.35     $1.125     $0.375

Quarter Ending December 31   $0.50       $0.28   $1.03125    $0.6875

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

Liquidity and Capital Resources
-------------------------------
The Company has invested significantly in personnel additions, the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update, expand and keep current the Company's extensive curriculum product offerings and to position the Company for long-term growth. To finance the business, management has utilized secured bank revolving credit lines, bank financed equipment loans and lease financing sources.

Management anticipates that the Company will be able to meet its financial needs from internally generated funds and existing bank lines of credit in 2002. However, additional financing may be required to accelerate the Company's growth and to take advantage of strategic growth opportunities through acquisitions that may exist in the electronic media for education industry. In addition, management is focused on the need to gain software industry standard valuations on the business and recognition of its potential for future profitable growth. In order to gain this recognition, the Company may undertake additional financing to strengthen its financial position and to provide management with the flexibility offered by this strength to deal with value enhancement options that may be presented in the future.

As of December 31, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $612,052, net accounts receivable of $2,552,598 and inventory of $75,892. The Company's net cash provided by operating activities was $1,895,493. Cash used in investing activities was $2,024,372 in 2001, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt. At December 31, 2001, the Company had working capital of $1,104,623 compared to $2,865,873 at December 31, 2000.

The amount of inventory needed to support expanding software sales is minimal since the Company has a "just in time" inventory plan that can create the appropriate media (CD-ROM's) on an almost as needed basis. Further efficiencies in product production and delivery occurred during the year with the development of electronic delivery of products, documentation and periodic updates to customers directly from the Company to school customer's servers. For those items which must be inventoried, such as the World Book products in the United Kingdom or items offered through catalog sales, management strives to keep such amounts to a minimum while providing timely service to the Company's customers. Management anticipates that the working capital requirements to support continued expansion will be funded from continuing operations or lines of credit with banks.

With the expansion of the Company's product lines, the addition of new products and markets through its subsidiaries acquired over the past three years and the increase in school spending that the Company expects to see in 2002, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At December 31, 2001, the Company had available short-term bank credit lines totaling $1,000,000, subject to borrowing base limitations, of which $275,000 was unused.

Results of Operations
---------------------
Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended
December 31, 2000

The following is a discussion of the results of continuing operations for the fiscal year ended December 31, 2001, as compared to the fiscal period ended December 31, 2000. The results of Projected Learning Programs, Inc., which ceased operations on December 31, 2001, have been shown as discontinued operations in the statement of income for 2000 and 2001.

Net consolidated revenues for the twelve months ended December 31, 2001, totaled $8,902,467 compared to net revenues of $10,740,653 for the year ended 2000. This represents a decrease of 17% in net consolidated revenues over the prior fiscal year. The decrease in net revenues is attributable to several different factors, including school spending deferrals, budgetary approval delays and adjustments in the spending for technology in several key states resulting from substantial spikes during the year in energy costs, major computer virus issues that occurred in the first part of the year and the events of September 11, 2001. These issues affected both U.S. and UK operations. In addition, two of Dolphin's major customers closed or merged their publishing units representing canceled contracts for potentially significant revenues for that subsidiary.

Cost of goods sold as a percentage of net revenues for the year ended December 31, 2001 increased to 25.4% from 21.2% in 2000. This change is attributed to the results of Dolphin, which has lower gross margins than the Company's primary software business. Cost of goods sold represents the actual cost to produce the software products, or in the case of LPL the cost to acquire software from other publishers, and includes certain allocated overhead costs. The Company's principal product family, A+LS, provided gross profit margins averaging 93% in 2001.

Total operating expenses recorded for the year ended December 31, 2001, were $6,929,808 or 78% of net revenues, compared to $6,363,162 or 59%, for the previous fiscal year. The increase in operating expenses as a percentage of net revenues is primarily due to the fixed nature of the Company's expenses in the face of declining revenues.
As revenues begin to increase through the return to growth that management believes will occur in 2002, the operating costs as a percentage of revenues will decrease. As a component of total operating expenses, selling and marketing costs decreased slightly from $2,542,561 in fiscal 2000 to $2,493,604 in fiscal 2001. Operations expense decreased by 5% to $304,150 in fiscal 2001, compared to $320,079 in 2000.
General and administrative expenses increased to $3,253,603 in 2001 compared to $2,981,484 in 2000. The increase in this cost category is primarily as a result of the write-off of several doubtful accounts receivable approximating $340,000.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2001, the Company capitalized $2,242,192 of product development costs, and net of accumulated amortization had capitalized software costs of $4,277,975 at December 31, 2001. Amortization of product development costs was $878,451 for 2001, a 69% increase over the $519,038 amortized in 2000. During 2001, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings and a new Java-based Version 3.0 and the browser-based (Version 4.0) of the A+dvanced Learning System product family, which was introduced in early in the year. Further, the Company began the additional development of A+ University trademark, a complementary Internet-based teacher training offering for the Company's proprietary software in the latter half of the year. The increase in amortization expense is a result of this increase in capitalized development costs associated with these essential investments in the Company's future and competitive position.

Interest expense was $121,326 in 2001 compared to $163,747 in 2000 reflecting the decrease in interest rates during 2001 as well as the reduction of total debt. The Company had a net loss from continuing operations of $(222,849) in 2001 compared to net income from continuing operations of $1,191,264 in 2000 as a result of the decrease in revenue noted above. The loss from discontinued operations of $(318,730) in 2001 and $(137,420) in 2000 reflects the cessation of operations at Projected Learning Programs, Inc. on December 31, 2001. Net income decreased from $1,053,844 in 2000 to a loss of $(541,579) in 2001. This loss represents approximately $.04 per common share.

Company management continues to believe that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or e-learning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, which is suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and the e-learning business model should provide for expanded growth opportunities on a worldwide basis in the future.

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java 2-based A+nyWhere
Learning System trademark and A+ University trademark. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be overall favorable world market conditions, provide a basis for sustained, future growth.


Item 7.  Financial Statements.
------------------------------
Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
---------------------------------------------------------------------
Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2001. There are no disputes with the independent accountants regarding matters of accounting or reporting.


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


Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     60      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     48      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       51      Vice President and
                              Chief Financial Officer

Monty C. McCurry      56      Director                       1989

Newton W. Fink        65      Director                       1991

Stephen E. Prust      57      Director                       1992

Geoffrey Glossop      53      Director                       1998


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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2001, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by
Section 16(a).


Item 10.  Executive Compensation.
---------------------------------
Cash Compensation
-----------------
The following table shows the cash compensation of the Company's executive officers.


                         Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ ----------------
                                                Other
Name and Principal                             Annual       Stock     Stock
    Position         Year   Salary  Bonus  Compensation(1) Options   Awards
----------------------------------------------------------------------------
Jeffrey E. Butler,   2001  $120,000 $18,480    $  2,700(2)       0      --
President and Chief  2000   106,845  13,588           0     40,000      --
Executive Officer    1999   100,357   7,347      17,600(2)  40,000      --

Thomas A. Shively,   2001  $115,000 $ 1,467    $  2,700(2)       0      --
Executive Vice       2000   105,000  12,090           0     40,000      --
President            1999    91,204   7,510      12,960(2)  55,000      --

Neil R. Johnson,     2001  $ 98,500 $ 1,256    $  2,025(2)       0      --
Vice President and   2000    89,890   6,620           0     25,000      --
Chief Financial      1999    84,432   1,157       3,650(2)  25,000      --
Officer

(1) The executive officers did not receive any perquisites or other benefits, the aggregate amount of which exceeded the lesser of $50,000 or 10% of their compensation.

(2) In 2001, Mr. Butler was awarded 10,000 shares of Common Stock, Mr. Shively was awarded 10,000 shares of Common Stock and Mr. Johnson was awarded 7,500 shares of Common Stock for services rendered. In 1999, Mr. Butler was awarded 35,200 shares of Common Stock, Mr. Shively was awarded 25,919 shares of Common Stock and Mr. Johnson was awarded 5,000 shares of the Company's Common Stock for services rendered.

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

Stock Incentive Plans
---------------------
The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved amendments to the plan in 1999, 2000 and 2001 to increase the number of shares available. The total common shares issuable under this plan are 2,650,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception, 1,681,500 options have been granted, 376,196 have expired, and 180,970 options have been exercised. At December 31, 2001, there were 1,124,334 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 1,623,695 shares of restricted common stock at prices ranging from $.50 to $.90 have been issued, 456,919 have expired and 195,700 have been exercised. At December 31, 2001, there were 971,076 options outstanding. Certain of these options had an original expiration date of March 11, 1999. In February 1999, these options were extended for an additional three years and now expire in 2002.

Stock Option Grants In 2001
---------------------------
No stock options were granted during the last fiscal year to the executives named in the Summary Compensation Table.

Option Exercises and Fiscal Year-End Values
-------------------------------------------
No executive officer exercised options during 2001. The following table sets forth, for the executive officers named in the Summary
Compensation Table above, the year-end value of unexercised stock options:

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised          In-the-Money
                          Options at Year-End         Options at Year-End
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------
Jeffrey E. Butler          443,466/13,334                     $0/$0
Thomas A. Shively          384,942/13,334                     $0/$0
Neil R. Johnson            116,666/ 8,334                     $0/$0

Directors' Compensation
-----------------------
In 2001, the Company's non-employee directors each received options to purchase 3,000 shares of the Company's common stock at $.50 per share. The directors received no compensation, other than the options, for services in such capacity.

The shareholders approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total common shares issuable under this Plan are 200,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. At December 31, 2001, 93,000 options had been issued and were outstanding under this Plan.


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

                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner  Title of Class   Number       Percent
------------------------------------------------------------------------
Jeffrey E. Butler (1)                Common       1,458,375       9.9%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                Common         641,330       4.4%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                  Common         149,166       1.0%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                 Common         220,900       1.5%
2134 S. Eagle Ct.,
Aurora, CO 80014

Newton W. Fink (5)                   Common         185,400       1.3%
1093 Lincoln,
Manteno, IL 60950

Stephen E. Prust (6)                 Common         539,768       3.7%
9025 East Kenyon Avenue,
Denver, CO 80237

Geoffrey Glossop (7)                 Common         650,784       4.6%
Field House,
89 Merlin Way,
Mickleover, Derby, UK

John D. Garber (8)                   Common       3,632,286      25.4%
7323 Linden Terrace,
Carlsbad, CA 92009

Robert Schoolfield (9)              Common       1,536,517       10.8%
5 Pleasant Cove,
Austin, TX 78746

The Pennsylvania State              Common         750,000        5.3%
University (10)
University Park, PA 16802

Officers and Directors              Common       3,845,723       24.2%
as a Group (7 persons)
(1) (2) (3) (4) (5) (6) (7)


(1) The amount and percentage figures include the possible exercise of 343,466 common stock options with an exercise price of $.50 per share, 100,000 common stock options at $.73 per share, and 33,334 common stock options at $.25 per share exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 259,942 common stock options with an exercise price of $.50 per share, 125,000 common stock options at $.73 per share, and 20,000 common stock options at $.25 per share exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 16,666 common stock options with an exercise price of $.50 per share, 100,000 common stock options at $.73 per share, and 20,000 common stock options at $.25 per share exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, 13,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, 13,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 126,000 common stock options with an exercise price of $.50 per share, 10,000 common stock options at $.75 per share, 13,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(7) The amount and percentage figures include 573,784 shares of common stock held in trust for the benefit of the Glossop family, 10,000 shares held by Mr. Glossop personally, 47,000 common stock options with an exercise price of $.73 per share, and 20,000 common stock options at $.50 per share, exercisable within 60 days.
(8) The amount and percentage figures include 3,192,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary and 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan.
(9) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(10) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------
The Company has a note receivable due from its Chief Executive Officer, Jeffrey E. Butler, in the amount of $300,000 that was advanced in October 2000. The Board of Directors and the major stockholder approved this advance. The proceeds were used as part of a settlement in a marital estate matter that allowed him to retain his ownership position in the Company, which the Board of Directors believed to be materially beneficial to the Company and its stockholders. The note bears interest at the Company's lowest bank lending rate (approximately 5% at December 31, 2001). Principal and interest is due in one payment on October 26, 2003.

The Company's subsidiary, Learning Pathways, Ltd., paid Editplan
Services, Ltd. consulting fees of $165,695 in 2001 and $144,054 in 2000 to perform management services for LPL. Mr. Geoffrey Glossop is an executive officer of, and owns more than 10% of the equity ownership interest in, Editplan Services, Ltd.


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------
(a) The following documents have been filed as a part of this annual report:

Exhibit
No.                        Description of Exhibits
-------   ----------------------------------------------------------
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

The American Education Corporation


April 1, 2002                            By:  /s/Jeffrey E. Butler
                                         ------------------------
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       Date
-----------------     -------------------------     ---------------
Jeffrey E. Butler     /s/Jeffrey E. Butler          April 1, 2002
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            April 1, 2002
                      Chief Financial Officer

Monty C. McCurry      /s/Monty C. McCurry           April 1, 2002
                      Director

Newton W. Fink        /s/Newton W. Fink             April 1, 2002
                      Director

Stephen E. Prust      /s/Stephen E. Prust           April 1, 2002
                      Director

Geoffrey Glossop      /s/Geoffrey Glossop           April 1, 2002
                      Director



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Item                                                          Page No.
----------------------------------------------------------------------

Independent Auditors' Report                                     F-1

Financial Statements:
Consolidated Balance Sheet, December 31, 2001                    F-2

Consolidated Statements of Income for the years
ended December 31, 2001 and 2000                                 F-3

Consolidated Statements of Changes In Stockholders'
Equity for the years ended December 31, 2001 and 2000            F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 2001 and 2000                                 F-5

Notes to Consolidated Financial Statements                       F-7



All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.



INDEPENDENT AUDITORS' REPORT
----------------------------

To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American Education Corporation as of December 31, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 2001 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 8, 2002





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents                                 $   612,052
Accounts receivable, net of allowance for
 returns and uncollectible accounts of $172,393 (Note 1)    2,552,598
Inventory (Note 1)                                             75,892
Prepaid expenses and deposits                                 137,513
Deferred tax asset (Note 6)                                   194,024
                                                          -----------
Total current assets                                        3,572,079

Note receivable from officer (Note 8)                         300,000

Property and equipment, at cost (Note 1)                    1,187,417
Less accumulated depreciation and amortization               (707,037)
                                                          -----------
Net property and equipment                                    480,380

Other assets:
Capitalized software costs, net of accumulated
 amortization of $3,034,534 (Note 1)                        4,277,975
Goodwill, net of accumulated amortization of
 $694,097 (Note 1)                                          1,840,446
                                                          -----------
Total other assets                                          6,118,421
                                                          -----------
Total assets                                              $10,470,880
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                    $   488,443
Accrued liabilities (Note 11)                                 682,308
Deferred revenue                                              103,416
Notes payable and current portion
 of long-term debt (Note 4)                                 1,086,543
Foreign income taxes payable                                  106,746
                                                          -----------
Total current liabilities                                   2,467,456

Other long-term accrued liabilities                           106,635
Deferred income tax liability - Long-term (Note 6)            444,853
Long-term debt  (Note 4)                                      902,269
                                                          -----------
Total liabilities                                           3,921,213
                                                          -----------
Commitments and contingencies (Notes 5, 7, 10 and 13)            --
Stockholders' Equity  (Note 3)
 Preferred Stock $.001 par value;
  Authorized-50,000,000 shares, issued and
  outstanding-none; liquidation preference-$.02 per share        --
 Common Stock, $.025 par value;
  Authorized 30,000,000 shares; issued and outstanding-
   14,272,461 shares                                          356,811
Additional paid in capital                                  6,626,578
Treasury stock, at cost, 34,000 shares                        (19,125)
Retained deficit                                             (414,597)
                                                          -----------
Total stockholders' equity                                  6,549,667
                                                          -----------

Total liabilities and stockholders' equity                $10,470,880
                                                          ===========

See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001 and 2000

                                    2001                   2000
                                 ------------        --------------


Sales (Note 1)                   $ 8,902,467            $10,740,653

Cost of goods sold                 2,258,530              2,271,991
                                 -----------            -----------
Gross Profit                       6,643,937              8,468,662
                                 -----------            -----------

Operating expenses:
Selling and marketing (Note 1)     2,493,604              2,542,561
Operations                           304,150                320,079
General and administrative         3,253,603              2,981,484
Amortization of capitalized
 software costs                      878,451                519,038
                                 -----------            -----------
Total operating expenses           6,929,808              6,363,162

Operating income (loss) from
 continuing operations              (285,871)             2,105,500

Other income (expense):
Interest income                       20,815                 43,301
Interest expense                    (121,326)              (163,747)
                                 -----------            -----------
Income (loss) from continuing
 operations before income taxes     (386,382)             1,985,054

Current income tax provision
 (benefit)                           (27,593)               134,250
Deferred income tax provision
 (benefit)                          (135,940)               659,540
                                 -----------            -----------
                                    (163,533)               793,790
                                 -----------            -----------
Income (loss) from continuing
 operations                         (222,849)             1,191,264

Loss from discontinued
 operations (net of tax benefits
 2001-$37,548; 2000-$77,382)
 (Note 17)                         (318,730)             (137,420)
                               -------------            ----------
Net income (loss)              $    (541,579)           $1,053,844
                               =============            ==========

Earnings per share, basic and fully
 diluted: (Note 14)
Continuing operations          $        (.02)           $      .08
Discontinued operations        $        (.02)           $     (.01)
                               -------------            ----------
    Net income (loss)          $        (.04)           $      .07
                               =============            ==========


See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2001 and 2000


                                            Additional                 Retained
                          Common Stock        paid in     Treasury     Earnings
                        Shares      Amount     Capital        Stock    (Deficit)
                        ------------------   -----------   ---------  ----------
Balance at
December 31, 1999     13,755,069   $343,877  $6,424,322   $    --     $(926,862)

Issuance of common
 stock for cash
 and services            264,305      6,607     154,056

Issuance of common
 stock for contingent
 payment on purchase of
 Learning Pathways, Ltd.  63,754      1,594      30,283

Net income                                                            1,053,844

Repurchase common stock,
 at cost                                                   (19,125)

Comprehensive Income
 adjustment:
Foreign currency
translation                                     (26,440)
                      ----------   -------   ----------  ---------   ---------
Balance at
 December 31, 2000    14,083,128   352,078    6,582,221    (19,125)    126,982

Issuance of common
 stock for cash
 and services            189,333     4,733       62,667

Net loss                                                              (541,579)

Comprehensive Income
 adjustment:
Foreign currency
translation                                     (18,310)
                      ----------  --------   ----------    --------  ---------
Balance at
 December 31, 2001    14,272,461  $356,811   $6,626,578    $(19,125) $(414,597)
                      ==========  ========   ==========    ========  =========


See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000


                                              2001            2000
                                          -----------     -----------

Cash flows from operating activities:
Net Income (loss)                         $  (541,579)    $1,053,844

Adjustments to reconcile net income to net
     cash provided by operating activities:
Depreciation and amortization               1,507,569        878,380
Increase in reserve for bad debts              23,769         67,000
Services rendered for common stock             41,400         11,500
Deferred compensation                          51,810         38,700


Changes in assets and liabilities:
Accounts receivable                           889,081     (1,317,206)
Inventories                                    48,936       (272,484)
Prepaid expenses and deposits                 211,442          9,642
Accounts payable and accrued liabilities      (46,186)       200,916
Accounts payable - Affiliate                     --          (96,529)
Deferred revenue                               (1,207)       104,623
Income tax payable                            (40,117)        (6,488)
Deferred income taxes                        (249,425)       637,282
                                          -----------    -----------
Net cash provided by operating activities   1,895,493      1,309,180
                                          -----------    -----------

Cash flows from investing activities:
Acquisition of treasury stock                    --          (19,125)
Note advance to officer                          --         (300,000)
Purchase of property and equipment            (82,180)      (248,658)
Software development costs capitalized     (1,942,192)    (1,545,212)
                                          -----------    -----------
Net cash used in investing activities      (2,024,372)    (2,112,995)
                                          -----------    -----------

Cash flows from financing activities:
Proceeds received from issuance of debt       268,894        621,584
Principal payments on notes payable          (292,930)      (341,676)
Issuance of common stock for cash               1,000        149,163
                                          -----------    -----------
Net cash provided by financing activities     (23,036)       429,071
                                          -----------    -----------

Net increase (decrease) in cash              (151,915)      (374,744)

Cash at beginning of year                     763,967      1,138,711
                                          -----------    -----------

Cash at end of year                       $   612,052    $   763,967
                                          ===========    ===========

Interest paid in cash                     $   128,088    $   152,212
                                          ===========    ===========

Income taxes paid                         $      --      $    23,894
                                          ===========    ===========


See accompanying notes and accountants' report.




THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 2001 and 2000



On May 2, 2000 the Company issued 63,754 shares of common stock valued at $31,877 for additional costs associated with the acquisition of its subsidiary, Learning Pathways, Ltd.


See accompanying notes and accountants' report.




THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provides that if LPL meets or exceeds certain financial goals set forth in the Agreement, then the Company will pay the sellers additional shares of the Company's common stock. During 2000, an additional 63,754 shares were issued to the sellers. The business of LPL principally is to distribute the World Book Encyclopedia print and multimedia product line in the United Kingdom. The results of operations of LPL are included in the consolidated statements of income for the two years ended December 31, 2001.

On December 24, 1999, the Company entered into a stock purchase agreement to acquire 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The transaction's effective date was October 1, 1999. The purchase price was $1,800,000 consisting of cash payments totaling $1,752,000 and 35,148 shares of the Company's common stock valued at $48,000. The acquisition has been accounted for as a purchase. Results of Dolphin's operations are included in the consolidated income statements for the two years ended December 31, 2001. Dolphin provides software design services for unaffiliated customers.

During 2001 and 2000 net income (loss) from foreign operations totaled $(87,687) and $373,589, respectively. No dividends were received from the foreign entity.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, 98-9 and modifications thereto on software revenue recognition.
The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $237,375 and $516,346 of such non-monetary transactions for the years ended December 31, 2001 and 2000, respectively. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 2001 were $5,070,317 with $2,242,192 additional costs capitalized during 2001. Amortization expense totaled $878,451 in 2001 and $519,038 in 2000.

Goodwill

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition.

                                                          Accumulated
                                         Goodwill        Amortization
                                        ----------     --------------

Projected Learning Programs, Inc.       $  325,000        $ (325,000)
Learning Pathways, Ltd.                    780,399          (154,968)
Dolphin, Inc.                            1,429,144          (214,129)
                                        ----------        ----------
                                        $2,534,543        $ (694,097)
                                        ==========        ==========

Through 2001, goodwill has been amortized over fifteen years.
Beginning January 1, 2002, goodwill is no longer being amortized on a straight-line basis but will be measured for impairment each year and any necessary expense recognized. Amortization expense from continuing operations totaled $147,412 and $147,471 for 2001 and 2000, respectively.

Amortization expense related to Projected Learning Programs, Inc. was $260,000 in 2001 and $21,667 in 2000. This expense is a part of the loss from discontinued operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packing and educational software materials, World Book Encyclopedia print and multimedia products.


Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $221,816 and $190,409 for 2001 and 2000, respectively. The components of property and equipment at December 31, 2001, are as follows:


    Furniture, fixtures and office equipment          $1,120,295
    Leasehold improvements                                33,283
    Vehicles                                              33,839
                                                      ----------
                                                       1,187,417
    Less: accumulated depreciation                      (707,037)
                                                      ----------
Net property and equipment                            $  480,380
                                                      ==========

Statements of cash flows

In the consolidated statements of cash flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less.

Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.


2.  Options to purchase common stock
------------------------------------

The shareholders approved an Incentive Stock Option Plan for employees during 1998 and approved amendments to the plan in 1999, 2000 and 2001 to increase the number of shares available. The total shares issuable under this plan are 2,650,000. The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this Plan after March 31, 2008.

The shareholders also approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total shares issuable under this Plan are 200,000. Each outside director initially elected or appointed shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company.

The Company's former non-qualified stock option plan originated in 1996. The following table summarizes stock option plan activity:



                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Directors Plan  Employee Plan    Total
                   ---------  --------------  -------------  ---------

Number of shares under
options outstanding as of:

December 31, 2000  1,042,076      84,000        1,329,831    2,455,907

Shares granted          --         9,000           24,000       33,000
Shares exercised        --          --            (36,000)     (36,000)
Shares expired       (71,000)       --           (193,497)    (264,497)
                   ---------      ------        ---------    ---------
December 31, 2001    971,076      93,000        1,124,334    2,188,410
                   =========      ======        =========    =========

Option price range
per share        $.50 - $.75   $.50 - $.73     $.50 - $.73


3.  Common and preferred stock
------------------------------

The following is a summary of common stock transactions during 2001:

                                        Shares Issued     Per Share
                                        -------------    -----------

Stock issued for cash and services            189,333    $.27 - $.73


4.  Notes Payable and Long-term debt
------------------------------------

The Company had the following indebtedness under notes and loan agreements:

                                   Current     Long-term       Total
                                  ---------    ---------    ----------
Line of credit with bank,
originated December 23, 1999,
matures April 30, 2003;
initial line - $1,145,000,
payments of $20,015 per
month including interest at
prime rate (5% at December 31,
2001), remaining principal
due at maturity, secured by
accounts receivable and
inventory                         $204,278     $641,653       $845,931

Line of credit with bank,
originated December 23,
1999, matures April 30, 2003;
initial line - $250,000,
payments of $6,000 per month
including interest at prime
rate (5% at December 31, 2001),
remaining principal due at
maturity, secured by
accounts receivable and
inventory                           62,217      177,995        240,212

Lines of credit with bank,
originated April 30, 1999,
to December 23,1999, matures
April 30, 2002; maximum line -
$1,000,000, interest at prime
rate (5% at December 31, 2001),
payable monthly, principal due
at maturity, secured by accounts
receivable and inventory           725,000          --         725,000


Installment notes payable to
bank, originated June 4, 1999,
through December 4, 2001 ,
matures December 4, 2002
through June 4, 2005; principal
and interest due in monthly
payments of $9,298, interest
at bank's prime rate plus .25%,
(5.25% at December 31, 2001);
secured by equipment                79,345        82,621       161,966

Installment note payable to
finance company,originating
July 1999, due in monthly
payments of $ 932 including
interest at 0.9% annually,
maturing June 2002; secured
by a vehicle                         5,594          --          5,594

Installment notes payable,
bearing interest at 9%,
maturing in November 2002.
Monthly payments totaling
$989; secured by equipment           10,109          --        10,109
                                 ----------      --------  ----------
                                 $1,086,543      $902,269  $1,988,812
                                 ==========      ========  ==========

Aggregate maturities of notes payable are as follows:

     2002      $1,086,543
     2003         868,285
     2004          26,604
     2005           7,380
               ----------
               $1,988,812
               ==========


5.  Operating leases
--------------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed February 23, 1999 at $12,587 a month. The agreement expires December 31, 2002.

Dolphin, Inc., a wholly owned subsidiary leases office space in Gibbsboro, New Jersey, for $13,693 a month under a lease agreement expiring May 31, 2002. Dolphin, Inc. leases equipment for $530 a month until February 2005. Dolphin also leases a vehicle for $667 a month until July 2005.

Learning Pathways, Limited, a wholly owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,580. The lease renews each month for a period of ninety days.

Total rent expense was $310,603 for 2001 and $296,608 for 2000.

Future rental commitments under lease agreements are as follows:

     2002        $233,873
     2003          14,364
     2004          14,364
     2005           5,199


6.  Income taxes
----------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:


                                              2001             2000
                                            -------          -------

Statutory federal income tax rate           (34.0%)           34.0%
State income taxes                           (6.0%)            6.0%
Write off of investment in subsidiary        (3.8%)             --
Amortization of goodwill                      2.4%             2.4%
Nondeductible expenses                         .2%              .5%
Foreign income taxed at different rate        1.1%            (4.5%)
Other, net                                   (2.2%)            1.6%
                                            ------           -------
Effective income tax rate                   (42.3%)           40.0%
                                            =======          =======


Deferred tax liabilities and assets at December 31, 2001 are comprised of the following:

Deferred tax liabilities:
Capitalized software                                $1,490,365
Change in accounting method for tax
purposes - cash to accrual for purchased
subsidiary                                              31,524
Plant and equipment and related depreciation            19,591
Foreign deferred taxes                                     996
                                                    ----------
Total deferred tax liabilities                       1,542,476
                                                    ----------

Deferred tax assets:
Receivables and inventory valuation allowances          78,219
Net operating loss carryforward                      1,054,969
Change in accounting method for tax purposes-
capitalized software expensed for tax purposes         115,805
Vacation accrual and deferred compensation              42,654
                                                    ----------
Total deferred tax assets                            1,291,647
                                                    ----------
Net liability                                       $ (250,829)
                                                    ==========

Net deferred tax asset                              $  194,024
Net deferred tax liability                            (444,853)
                                                    ----------

Net liability                                       $( 250,829)
                                                    ==========

A deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available U.S. net operating loss carryforwards of approximately $2,635,000 for regular tax purposes expiring between the years 2002 and 2021.



7.  Royalty agreements
----------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2003 to 2007. The Company has also entered into distribution agreements for the sale of other software curriculum and integration with the World Book Encyclopedia. Royalty expense totaled $221,362 and $285,270 in 2001 and 2000, respectively.


8.  Related party transactions
------------------------------

The Company has a note receivable from its President in the amount of $300,000 which was advanced in October 2000. The note bears interest at the Company's lowest bank lending rate (approximately 5% at December 31, 2001). Principal and interest is due in one payment on October 26, 2003.


9.  Significant customers and concentration of credit risk
----------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of sales in 2001 or 2000.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

As of December 31, 2001, the Company has $450,000 of funds on deposit in a financial institution in excess of federally insured limits.


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


11.  Accrued liabilities
------------------------

Accrued liabilities are comprised of the following at December 31, 2001:

     Accrued interest                          $  7,603
     Accrued payroll, taxes and benefits        166,824
     Accrued commissions and royalties          218,224
     Accrued professional fees                   24,975
     Accrued value added taxes                   41,887
     Accrued - other                            222,795
                                               --------
                                               $682,308
                                               ========


12.  Profit sharing plan
------------------------

The Board of Directors has a discretionary a profit sharing program whereby 5% of the Company's pretax profits are accrued to a profit sharing pool. The amounts paid to individual employees are determined based upon performance and annual salary. The Company had no profit sharing expense in 2001 and $107,595 in 2000, respectively.


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

The weighted average number of  basic and diluted common shares outstanding is as follows:
                                                 2001           2000
                                             ----------     ----------

    Basic                                    14,201,172     14,034,800
    Diluted                                  14,201,172     14,723,960

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


16.  Foreign assets, liabilities and income
-------------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of LPL's financial condition at December 31, 2001 and the results of its operations for the year then ended stated in U.S. currency:

     Total assets              $1,580,569
     Total liabilities         $  976,072

     Revenues                  $1,575,891
     Net loss                  $  (87,687)
     Foreign income taxes      $  (27,593)


17.  Discontinued operations
----------------------------

Effective December 31, 2001 the operations of Projected Learning Programs, Inc. were discontinued. The loss from operations has been disclosed on the statement of income and the prior year has been restated to reflect a similar presentation. Total revenues from discontinued operations were $44,557 and $293,605 for 2001 and 2000, respectively. All assets and liabilities, which are not material, have been transferred to the parent company and therefore no separate balance sheet disclosure is necessary.



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

The weighted average number of basic and diluted common shares outstanding is as follows:

                                                 2001           2000
                                             ----------     ----------

     Basic                                   14,201,172     14,034,800
     Diluted                                 14,201,172     14,723,960

Employee stock options are included in the number of diluted common shares using the treasury stock method.



Exhibit 21
----------

Subsidiaries of The American Education Corporation

Projected Learning Programs, Inc., an Oklahoma corporation

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation



Exhibit 23.1
------------

Consent of Independent Auditors
-------------------------------

We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 8, 2002, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Steakley, Gilbert, & Morgan, P.C.


April 1, 2002
Oklahoma City, Oklahoma