Form 10-Q
period 2002-03-31
AMERICAN EDUCATION CORP
filed 2002-05-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

YES X   NO

Number of shares of the issuer's common stock outstanding as of
May 1, 2002:           14,314,961

Transitional Small Business Disclosure Format        YES     NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                                Page No.


PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001                     3

           Consolidated Statements of Income
           For the Three Months Ended March 31, 2002
           and for the Three Months Ended March 31, 2001            4

           Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2002
           and for the Three Months Ended March 31, 2001            5

           Notes to Interim Consolidated Financial
           Statements                                               6


Item 2     Management's Discussion and Analysis
           Of Financial Conditions and Results of
           Operations                                               8


PART II - OTHER INFORMATION                                        11

SIGNATURE PAGE                                                     13



PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               March 31      December 31
                                                 2002            2001
                                            ------------     -----------
                                              (unaudited)     (audited)

ASSETS
Current assets:
 Cash and cash equivalents                   $   497,465     $   612,052
 Accounts receivable, net of
  allowance for returns and
  uncollectible accounts of
  $192,652 and $172,393                        2,340,861       2,552,598
 Inventory                                        57,664          75,892
 Prepaid expenses and deposits                   152,060         137,513
 Deferred tax asset                              194,024         194,024
                                             -----------     -----------
     Total current assets                      3,242,074       3,572,079


Note receivable from officer                     300,000         300,000

Property and equipment, at cost                1,208,683       1,187,417
 Less accumulated depreciation and
  amortization                                  (754,389)       (707,037)
                                             -----------    ------------
     Net property and equipment                  454,294         480,380

Other assets:
 Capitalized software costs, net of
  accumulated amortization of
  $3,276,817 and $3,034,534                    4,508,294       4,277,975
 Goodwill, net of accumulated amortization
  of $694,097 and $694,097                     1,840,446       1,840,446
                                             -----------     -----------
     Total other assets                        6,348,740       6,118,421
                                             -----------     -----------
     Total assets                            $10,345,108     $10,470,880
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable trade                      $   443,706     $   488,443
 Accrued liabilities                             750,625         682,308
 Accounts payable - Affiliate                     60,000              -
 Deferred revenue                                141,081         103,416
 Notes payable and current portion of
  long-term debt                               1,072,318       1,086,543
 Foreign income taxes payable                    104,759         106,746
                                             -----------     -----------
     Total current liabilities                 2,572,489       2,467,456

Other long-term accrued liabilities              122,865         106,635
Deferred income tax liability - Long-term        370,009         444,853
Long-term debt                                   836,381         902,269
                                             -----------     -----------
     Total liabilities                         3,901,744       3,921,213
                                             -----------     -----------
Commitments and contingencies                         -               -
Stockholders' Equity:
 Preferred Stock, $.001 par value;
  Authorized - 50,000,000 shares-issued
  and outstanding-none                                -               -
 Common Stock, $.025 par value
  Authorized 30,000,000 shares
  Issued and outstanding - 14,314,961
  shares                                         357,661         356,811
 Additional paid in capital                    6,642,510       6,626,578
 Treasury stock, at cost, 34,000 shares          (19,125)        (19,125)
 Retained earnings                              (414,597)       (414,597)
 Year-to-date earnings (loss)                   (123,085)             -
                                             -----------     -----------
     Total stockholders' equity                6,443,364       6,549,667
                                             -----------     -----------
     Total liabilities and stockholders'
      equity                                 $10,345,108     $10,470,880
                                             ===========     ===========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(unaudited)

                                                 2002           2001
                                             -----------    -----------

Sales                                        $ 1,945,947    $ 1,819,678
Cost of goods sold                               549,631        668,709
                                             -----------    -----------

Gross profit                                   1,396,316      1,150,969

Operating expenses:
 Selling and marketing                           623,589        534,867
 Operations                                       62,922         54,495
 General and administrative                      641,622        803,543
 Amortization of capitalized software costs      241,292        135,221
                                             -----------    -----------

Total operating expenses                       1,569,425      1,528,126
                                             -----------    -----------

Operating income (loss)                         (173,109)      (377,157)

Other income (expense):
 Interest income                                   1,916          7,581
 Interest expense                                (31,015)       (31,301)
                                             -----------    -----------

Net income (loss) before income taxes           (202,208)      (400,877)

 Current income tax provision                     (5,281)         9,336
 Deferred income tax provision                   (73,842)      (174,421)
                                             -----------    -----------

Net Income (loss)                            $  (123,085)   $  (235,792)
                                             ===========    ===========

Basic                                         14,279,544     14,096,187

Earnings per share                           $    (0.009)   $    (0.017)

Diluted                                       14,328,600     14,384,589

Earnings per share                           $    (0.009)   $    (0.016)


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(unaudited)

                                                 2002           2001
                                             -----------    -----------

Cash flows from operating activities:
Net income (loss)                            $  (123,085)    $ (235,792)
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization                   289,635        229,495
 Reserve for bad debts                            20,259         (3,289)
 Services rendered for common stock                8,500          7,380
 Deferred compensation                            16,230          9,675
 Other                                             8,282         (1,118)

Changes in assets and liabilities:
 Accounts receivable                             191,478        509,970
 Inventories                                      18,228         25,034
 Prepaid expenses and other                      (14,547)        10,296
 Accounts payable and accrued liabilities         23,580        (92,853)
 Accounts payable - Affiliate                     60,000            --
 Deferred revenue                                 37,665         13,790
 Income taxes payable                             (1,987)         5,052
 Deferred income taxes                           (74,844)      (173,332)
                                             -----------    -----------

Net cash provided by operating activities        459,394        304,308
                                             -----------    -----------

Cash flow from investing activities:
 Software development costs capitalized         (472,602)      (442,828)
 Purchase of property and equipment              (21,266)       (34,813)
                                             -----------    -----------

Net cash used in investing activities           (493,868)      (477,641)
                                             -----------    -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt             --          60,594
 Principal payments on notes payable             (80,113)       (66,446)
                                             -----------    -----------

Net cash used in financing activities            (80,113)        (5,852)
                                             -----------    -----------

Net increase (decrease) in cash                 (114,587)      (179,185)

Cash at beginning of the period                  612,052        763,967
                                             -----------    -----------

Cash at end of the period                    $   497,465    $   584,782
                                             ===========    ===========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.  Nature of Business:
----------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two active subsidiaries, Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin"). LPL is the exclusive schools and libraries distributor of the print, multimedia and online versions of the World Book Encyclopedia in Great Britain. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.

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

The interim consolidated financial statements at March 31, 2002, and for the three month periods ended March 31, 2002 and 2001 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three month period ending March 31, 2002 are not necessarily indicative of the results that can be expected for the entire year.

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

3.  Revenue Recognition:
-----------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, 98-9 and modifications thereto on software revenue recognition. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

4.  Capitalized Software Costs:
------------------------------

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

5.  Goodwill:
------------

Goodwill relates to the acquisitions in 1998 of LPL and in 1999 of Dolphin. Through 2001, goodwill has been amortized over a period of fifteen (15) years. Beginning January 1, 2002, goodwill is no longer being amortized on a straight-line basis but will be measured for impairment each year and any necessary expense recognized.

6.  Inventories:
---------------

Inventories are stated at the lower of cost (first-in, first-out), or market, and consist primarily of educational software materials, packing materials and World Book Encyclopedia print and multimedia products.

7.  Property and Equipment:
--------------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years.

8.  Statements of Cash Flows:
----------------------------

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

11.  Stockholders' Equity:
-------------------------

During the quarter ended March 31, 2002, the Board of Directors approved the issuance of 42,500 shares of common stock to employees in recognition of contributions made to the Company. On January 1, 2002 each outside director received 33,000 qualified options and 27,000 non-qualified options to purchase the Company's common stock. In addition, on February 25, 2002 the Company's employees were awarded options to purchase 682,500 shares of the Company's stock. These options vest over a two year period and expire in 2005.

At March 31, 2002, paid-in capital includes $31,749 of foreign currency translation adjustments.

12.  Commitments and Contingencies:
----------------------------------

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.

13.  Discontinued operations:
----------------------------

Effective December 31, 2001 the operations of Projected Learning Programs, Inc. were discontinued. Revenues, expenses, assets and liabilities of the discontinued operation for the quarter ended March 31, 2001 were not material, and therefore no separate balance sheet or income statement disclosure is necessary.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This report contains forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or gooals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $497,465, net accounts receivable of $2,340,861 and inventory of $57,664. The Company's net cash provided by operating activities during the first quarter increased from $304,308 in 2001 to $459,394 in 2002. Net cash used in investing activities for the same period increased by 3% from $477,641 in 2001 to $493,868 in 2002, and was comprised primarily of investment in capitalized software development costs. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit, and is recorded as long-term debt as of March 31, 2002.

At March 31, 2002, the Company had working capital of $669,585 compared
to $1,104,623 at December 31, 2001.   The Company believes that cash
flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2002.

Additional working capital beyond that available within the Company is available, if required, to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement. At March 31, 2002, the Company had available bank credit lines for working capital totaling $1,000,000, subject to borrowing base limitations, of which $275,000 was unused.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------

Net sales for the three months ended March 31, 2002, totaled $1,945,947 compared to $1,819,678 for the same period in 2001. This represents an increase of 6.9% over the comparable 2001 quarter and is primarily attributable to sales increases at Dolphin, Inc. ("Dolphin"). Dolphin has received a number of contract awards in late in 2001 and year to date in 2002 from industry-leading domestic and international textbook publishers and a major academic testing organization. Dolphin's success with a leading academic testing and assessment organization opens a new business area where Dolphin's software development skills are highly applicable. AEC's net revenues continue to be unfavorably affected by the curtailment or deferral, at the individual state level, of expenditures for the type and class of product offered by the Company. In addition, the Company is undergoing a transition process from large site licenses sales to a recurring revenue business model, which may affect its rate of net sales growth in the short term.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2002 decreased to 28.2% from 36.7% for the same period in 2001. This change is attributed primarily to the increased sales of Dolphin being generated without an increase in personnel, thereby resulting in a lower cost of sales as a percentage of revenues. The Company's principal product family, A+dvanced Learning System registered trademark (A+LS), provided gross profit margins of 91% in the first quarter of 2002. Cost of goods sold represents the actual cost to produce the software products, or in the case of LPL, the cost to acquire software from other publishers, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were virtually unchanged at $1,569,425 for the three months ended March 31, 2002, compared to $1,528,126 for the same 2001 quarter. As a percentage of sales revenue, operating expenses decreased from 84.0% in 2001 to 80.7% in 2002. This decrease in operating expenses as a percentage of revenues primarily arises because a large percentage of the costs are a level amount and do not fluctuate with increases or decreases in revenue. As revenue increases, these costs will decrease as a percentage. As a component of total operating expenses, selling and marketing costs increased by 16.6%, from $534,867 for the three months ended March 31, 2001, to $623,589 for the current period. The increase in 2002 selling expenses is attributable to changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of orders.

General and administrative expenses, including operations, decreased from $858,038 to $704,544. The dollar decrease is primarily attributable to decreased royalty payments and a reduction in 2002 of stock awards granted to key employees compared to the prior year.

Interest expense was virtually unchanged at $31,015 for the three months ended March 31, 2002 compared to $31,301 for the same 2001 quarter. There is a net loss of $123,085 for the three months ended March 31, 2002, compared to net loss of $235,792 for the same period in 2001.

Company management continues to believe that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or e-learning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, which is suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and the e-learning business model should provide for expanded growth opportunities on a worldwide basis in the future. The worldwide value of the Company's technology was validated by the receipt of royalty-based revenues from the Company's business partner located in the Middle East during the quarter.

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java 2-based A+nyWhere Learning System trademark and A+ University trademark. During 2001, the Company initiated development of the A+ University, a product training and staff development product line, which is designed to instruct school administrators, curriculum specialists and teachers in the use of the Company's various products. Initial release of this new product family is scheduled for the second quarter of 2002. It is believed that this product family should become an important source of incremental revenue from existing and new customers in future years.

In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products, technical support, documentation and training to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be overall favorable world market conditions, provide a basis for sustained, future growth.



THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.  Changes in Securities
         ---------------------

During the quarter ended March 31, 2002, the Board of Directors approved the issuance of 42,500 shares of common stock to employees in recognition of contributions made to the Company. On January 1, 2002 each outside director received 33,000 qualified options and 27,000 non-qualified options to purchase the Company's common stock. In addition, on February 25, 2002 the Company's employees were awarded options to purchase 682,500 shares of the Company's stock. These options vest over a two year period and expire in 2005.

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

May 14, 2002

By:  /s/Jeffrey E. Butler
     --------------------
     Jeffrey E. Butler,
     Chief Executive Officer
     Chairman of the Board
     Treasurer