Form 10-Q
period 2002-06-30
AMERICAN EDUCATION CORP
filed 2002-08-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Number of shares of the issuer's common stock outstanding as of August
1, 2002:                 14,314,961

Transitional Small Business Disclosure Format          YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                                Page No.


PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001                     3

           Consolidated Statements of Income
           For the Three Months Ended June 30, 2002                4
           and for the Three Months Ended June 30, 2001

           For the Six Months Ended June 30, 2002
           and for the Six Months Ended June 30, 2001              5

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2002                  6
           and for the Six Months Ended June 30, 2001

           Notes to Interim Consolidated Financial
           Statements                                              7


Item 2     Management's Discussion and Analysis
           Of Financial Conditions and Results of
           Operations                                              9


PART II - OTHER INFORMATION                                       12

SIGNATURE PAGE                                                    14





PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS




                                              June 30       December 31
                                                2002            2001
                                           -------------  -------------
                                             (unaudited)    (audited)

ASSETS

Current assets:
  Cash and cash equivalents                 $    454,204   $    612,052
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $216,263 and $172,393                    2,693,337      2,552,598
  Inventory                                       36,239         75,892
  Prepaid expenses and deposits                  123,386        137,513
  Deferred tax asset                             194,024        194,024
                                            ------------    -----------
     Total current assets                      3,501,190      3,572,079

Note receivable from officer                     300,000        300,000

Property and equipment, at cost                1,220,579      1,187,417
  Less accumulated depreciation and
   amortization                                 (802,901)      (707,037)
                                            ------------    -----------
     Net property and equipment                  417,678        480,380

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $3,530,891
   and $3,034,534                              4,585,098      4,277,975
  Goodwill, net of accumulated amortization
   of $694,097 and $694,097                    1,840,446      1,840,446
                                            ------------    -----------
     Total other assets                        6,425,544      6,118,421
                                            ------------    -----------
     Total assets                           $ 10,644,412    $10,470,880
                                            ============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                    $    454,230    $   488,443
  Accrued liabilities                            951,935        682,308
  Accounts payable - Affiliate                    60,000            --
  Deferred revenue                               164,445        103,416
  Notes payable and current portion of
   long-term debt                              1,759,818      1,086,543
  Foreign income taxes payable                    20,390        106,746
                                            ------------    -----------
     Total current liabilities                 3,410,818      2,467,456

Other long-term accrued liabilities              139,095        106,635
Deferred income tax liability - Long-term        504,154        444,853
Long-term debt                                    52,872        902,269
                                            ------------    -----------
     Total liabilities                         4,106,939      3,921,213
                                            ------------    -----------

Commitments and contingencies                         -              -

Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
   and outstanding-none                               -              -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,314,961
   shares                                        357,661        356,811
  Additional paid in capital                   6,631,690      6,626,578
  Treasury stock, at cost, 34,000 shares         (19,125)       (19,125)
  Retained earnings                             (414,597)      (414,597)
  Year-to-date earnings                          (18,156)            -
                                            ------------    -----------
     Total stockholders' equity                6,537,473      6,549,667
                                            ------------    -----------
     Total liabilities and stockholders'
      Equity                                $ 10,644,412    $10,470,880
                                            ============    ===========



The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

                                                2002            2001
                                           -------------  -------------

Net Sales                                   $ 2,714,391   $  3,231,661
Cost of goods sold                              631,608        528,704
                                           ------------    -----------

Gross profit                                  2,082,783      2,702,957

Operating expenses:
 Sales and marketing                            804,069        978,456
 Operations                                     117,212         92,428
 General and administrative                     692,870        869,013
 Amortization of capitalized software
  costs                                         252,163        182,972
                                           ------------    -----------
Total operating expenses                      1,866,314      2,122,869
                                           ------------    -----------

Operating income                                216,469        580,088

Other income (expense):
 Interest income                                  2,140          4,765
 Interest expense                               (21,150)       (44,499)
                                           ------------    -----------

Net income before income taxes                  197,459        540,354

 Current income taxes                           (40,643)       (68,093)
 Deferred income taxes                          133,173        303,374
                                           ------------    -----------

Net Income                                 $    104,929    $   305,073
                                           ============    ===========

Basic                                        14,314,961     14,164,269

Earnings per share                         $      0.007    $     0.022

Diluted                                      14,314,961     14,452,219

Earnings per share                         $      0.007    $     0.021



The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

                                                2002            2001
                                           -------------  -------------

Net Sales                                  $  4,660,338    $ 5,051,339
Cost of goods sold                            1,181,239      1,197,413
                                           ------------    -----------

Gross profit                                  3,479,099      3,853,926

Operating expenses:
 Sales and marketing                          1,427,658      1,513,323
 Operations                                     180,134        146,923
 General and administrative                   1,334,492      1,672,556
 Amortization of capitalized software
  costs                                         493,455        318,193
                                           ------------    -----------
     Total operating expenses                 3,435,739      3,650,995
                                           ------------    -----------

Operating income                                 43,360        202,931

Other income (expense):
 Interest income                                  4,056         12,346
 Interest expense                               (52,165)       (75,800)
                                           ------------    -----------

Net income before income taxes                   (4,749)       139,477

 Current income taxes                           (45,924)       (58,757)
 Deferred income taxes                           59,331        128,953
                                           ------------    -----------

Net Income                                 $    (18,156)   $    69,281
                                           ============    ===========

Basic                                        14,297,351     14,130,567

Earnings per share                         $     (0.001)   $     0.005

Diluted                                      14,297,351     14,418,517

Earnings per share                         $     (0.001)   $     0.005



The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

                                                2002            2001
                                           -------------  -------------

Cash flows from operating activities:
Net income (loss)                          $    (18,156)  $     69,281
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                  592,221        507,822
 Reserve for bad debts                           43,870        (13,844)
 Services rendered for common stock               8,500         23,175
 Deferred compensation                           32,460         19,350
 Other                                           (2,538)       (24,106)

Changes in assets and liabilities:
 Accounts receivable                           (184,609)      (319,071)
 Inventories                                     39,653         11,617
 Prepaid expenses and other                      14,127         59,490
 Accounts payable and accrued liabilities       235,414        344,889
 Accounts payable - Affiliate                    60,000            --
 Deferred revenue                                61,029         73,174
 Income taxes payable                           (86,356)       (61,366)
 Deferred income taxes                           59,301        112,985
                                           ------------    -----------

 Net cash provided by operating
  activities                                    854,916        803,396
                                           ------------    -----------

Cash flow from investing activities:
 Software development costs capitalized        (803,480)    (1,035,040)
 Purchase of property and equipment             (33,162)       (57,238)
                                           ------------    -----------

Net cash used in investing activities          (836,642)    (1,092,278)
                                           ------------    -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt            --         150,836
 Principal payments on notes payable           (176,122)      (136,384)
 Issuance of common stock for cash                  --          26,000
                                           ------------    -----------

 Net cash provided by (used in)
  financing activities                         (176,122)        40,452
                                           ------------    -----------

Net increase (decrease) in cash                (157,848)      (248,430)

Cash at beginning of the period                 612,052        763,967
                                           ------------    -----------

Cash at end of the period                  $    454,204    $   515,537
                                           ============    ===========



The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001


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

The interim consolidated financial statements at June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results that can be expected for the entire year.

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


11.    Stockholders' Equity:
       --------------------

On May 3, 2002 the Company's employees were awarded options to purchase 348,500 shares of the Company's stock. These options vest over a two year period and expire in 2005.

At June 30, 2002, paid-in capital includes $42,566 of foreign currency translation adjustments.


12.    Commitments and Contingencies:
       -----------------------------

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.


13.    Discontinued Operations:
       -----------------------

Effective December 31, 2001 the operations of Projected Learning
Programs, Inc. were discontinued. Revenues, expenses, assets and liabilities of the discontinued operation for the three months and six months ended June 30, 2002 were not material, and therefore no separate balance sheet or income statement disclosure is necessary.



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


Liquidity and Capital Resources
-------------------------------

As of June 30, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $454,204, net accounts receivable of $2,693,337 and inventory of $36,239. The Company's net cash provided by operating activities during the six months ended June 30, 2002 was $854,916 compared to $803,396 for the same period in 2001. Net cash used in investing activities for the six months ended June 30 decreased by 23% from $1,092,278 in 2001 to $836,642 in 2002, and was comprised primarily of investment in capitalized software development costs.

At June 30, 2002, the Company had working capital of $90,372 compared to $1,104,623 at December 31, 2001. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit and has, in the past, been recorded as long-term debt. The maturity date of this term debt is April 30, 2003 and therefore at June 30, 2002 has been classified as current, resulting in lower working capital. The Company is currently negotiating a restructuring of its debt with several financing sources. The Company believes, however, that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2002.



RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------

Net sales for the three months ended June 30, 2002, totaled $2,714,391 compared to $3,231,661 for the same period in 2001, a decrease of 16% over the comparable 2001 quarter. This decrease primarily is a result of AEC's net revenue continuing to be unfavorably affected by the curtailment or deferral, at the individual state level, of expenditures for the type and class of the product offered by the Company. In addition, federal funding to the nation's schools for certain programs have been delayed for the 2002 year. The transition process from large site license sales to a recurring revenue business model also continues to have an effect on the rate of growth between the periods. Sales for the Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin") subsidiaries are virtually unchanged from the prior year.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2002 was 23% for 2002 compared to 16% for the same period in 2001. The change is primarily attributable to the results of Dolphin, which has lower gross margins than the Company's primary business. The Company's principal product family, A+dvanced Learning System(registered trademark) (A+LS), provided gross profit margins of 96% in the second quarter of 2002. Cost of goods sold represents the actual cost to produce the software products, or in the case of LPL, the cost to acquire software from other publishers, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,866,314 for the three months ended June 30, 2002, compared to $2,122,869 for the same 2001 quarter. As a percentage of sales revenue, operating expenses increased to 69% in 2002 compared to 66% in 2001. As a component of total operating expenses, selling and marketing costs decreased by 18%, from $978,456 for the three months ended June 30, 2001, to $804,069 for the current period. This decrease is attributable to changes in sales mix which resulted in decreased sales commissions paid as the Company billed direct fewer large orders which exceeded distributor authorized credit limits than in the prior year.

General and administrative expenses, including operations, decreased from $961,441 to $810,082 or 16%, and as a percentage of net revenues remained constant at 30% for the quarter. This decrease is primarily attributable to management's action to control all categories of discretionary expense and royalty payments compared to the prior year.

Interest expense for the quarter ended June 30, 2002 decreased from $44,499 in 2001 to $21,150 in 2002 reflecting the lower amount of debt and the lower interest rates in effect in 2002. Net income for the three months ended June 30, 2002, was $104,929 compared to $305,073 for the same period in 2001, a decrease of 66%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------

Net sales for the six months ended June 30, 2002, totaled $4,660,338 compared to $5,051,339 for the same period in 2001. This represents a decrease of 8% over the comparable 2001 period. This decrease is attributable to increases in sales at Dolphin being offset by decreases in sales at AEC. Dolphin received a number of contract awards in late 2001 and early 2002 that have resulted in increased sales and profitable operations compared to the prior year. AEC's revenues year-to-date, while improving, have been affected by the previously mentioned curtailment or deferral by a number of states of spending in the educational area due to budget constraints and delays in federal funding for key programs.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2002 remained relatively unchanged at 25% compared to 24% for the same period in 2001. The Company's principal product families, A+dvanced Learning System(r) and the A+nyWhere Learning System*, provided gross profit margins of 94% in the first six months of 2002.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $3,435,739 for the six months ended June 30, 2002, compared to $3,650,995 for the same 2001 fiscal period. As a percentage of sales revenue, operating expenses increased from 72% in 2001 to 74% in 2002. This increase in operating expenses as a percentage of revenues even though actual dollar costs decreased primarily arises because a large percentage of the costs are a fixed amount and do not fluctuate with increases or decreases in revenue. As revenue increases, these costs will decrease as a percentage. Selling and marketing costs decreased slightly from $1,513,323 for the six months ended June 30, 2001, to $1,427,658 for the current period primarily as a result of expense controls resulting in attendance at fewer trade shows and decreased travel expenses.

General and administrative expenses, including operations, decreased from $1,819,479 to $1,514,626 or 17% and as a percentage of net revenues decreased from 36% to 33% for the six-month period. The decrease is primarily attributable to decreases in general and administrative support staff at AEC over the prior year and decreases in royalty payments.

Interest expense for the six months ended June 30, decreased from $75,800 in 2001 to $52,165 in 2002 reflecting the reduction in debt levels and interest rates in 2002 compared to the prior year. There is a net loss of ($18,156) for the six months ended June 30, 2002, compared to net income of $69,281 for the same period in 2001 as a result of the decrease in sales.

Company management continues to believe that significant future growth opportunities exist in the school, adult literacy and home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by new, rapidly emerging electronic learning delivery of content business models, or e-learning. The Company's ongoing investment in content, academic assessment tools, programming technology, and server infrastructure provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, which is suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and the e-learning business model should provide for expanded growth opportunities on a worldwide basis in the future. The worldwide value of the Company's technology was validated by the receipt of royalty-based revenues from the Company's business partner located in the Middle East during 2002.

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets.
The most significant of these investments has been the sustained spending on the Company's new Java 2-based A+nyWhere Learning System registered trademark and A+ registered trademark University trademark. During 2001, the Company initiated development of the A+ University, a product training and staff development product line, which is designed to instruct school administrators, curriculum specialists and teachers in the use of the Company's various products. Initial release of this new product family occurred in the second quarter of 2002. It is believed that this product family should become an important source of incremental revenue from existing and new customers in future years.

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

Item 2.     Changes in Securities
            ---------------------

On May 3, 2002 the Company's employees were awarded options to purchase 348,500 shares of the Company's stock. These options vest over a two year period and expire in 2005.

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

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

The following exhibits have been filed as a part of this report:


Exhibit
  No.                           Description of Exhibits
-------    -------------------------------------------------------------
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

4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1998)

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

99.1       Certification of Periodic Financial Report


(b)  Reports on Form 8-K

None.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      The American Education Corporation


August 14, 2002                       By: /s/Jeffrey E. Butler
                                          -----------------------
                                          Jeffrey E. Butler,
                                          Chief Executive Officer
                                          Chairman of the Board
                                          Treasurer


August 14, 2002                       By: /s/Neil R. Johnson
                                          -----------------------
                                          Neil R. Johnson,
                                          Chief Financial Officer



THE AMERICAN EDUCATION CORPORATION



Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350



Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of The American Education Corporation (the "Company") certifies that the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2002                 By: /s/Jeffrey E. Butler
                                            -----------------------
                                            Jeffrey E. Butler,
                                            Chief Executive Officer

Dated:  August 14, 2002                 By: /s/Neil R. Johnson
                                            -----------------------
                                            Neil R. Johnson,
                                            Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.