Form 10-Q
period 2002-09-30
AMERICAN EDUCATION CORP
filed 2002-11-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

YES X    NO_

Number of shares of the issuer's common stock outstanding as of
November 1, 2002:               14,314,961

Transitional Small Business Disclosure Format          YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                             Page No.


PART I - FINANCIAL INFORMATION

Item 1  Consolidated Balance Sheets
        September 30, 2002 and December 31, 2001                 3

        Consolidated Statements of Income
        For the Three Months Ended September 30, 2002            4
        and for the Three Months Ended September 30, 2001

        For the Nine Months Ended September 30, 2002
        and for the Nine Months Ended September 30, 2001         5

        Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 2002             6
        and for the Nine Months Ended September 30, 2001

        Notes to Interim Consolidated Financial
        Statements                                               7


Item 2  Management's Discussion and Analysis
        Of Financial Conditions and Results of
        Operations                                              9


PART II - OTHER INFORMATION                                    12

SIGNATURE PAGE                                                 14





PART 1 - FINANCIAL INFORMATION
THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                           September 30    December 31
                                                2002            2001
                                           -------------  -------------
                                             (unaudited)    (audited)

ASSETS
Current assets:
  Cash and cash equivalents                $    44,436    $   612,052
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $188,247 and $172,393                  2,936,699      2,552,598
  Inventory                                     32,236         75,892
  Prepaid expenses and deposits                 77,058        137,513
  Deferred tax asset                           194,024        194,024
                                           -----------    -----------
     Total current assets                    3,284,453      3,572,079

Note receivable from officer                   300,000        300,000

Property and equipment, at cost              1,225,682      1,187,417
  Less accumulated depreciation and
   amortization                               (852,414)      (707,037)
                                           -----------    -----------
     Net property and equipment                373,268        480,380

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $3,820,120
   and $3,034,534                            4,640,035      4,277,975
  Goodwill, net of accumulated amortization
   of $694,097 and $694,097                  1,840,446      1,840,446
                                           -----------    -----------
     Total other assets                      6,480,481      6,118,421
                                           -----------    -----------
     Total assets                          $10,438,202    $10,470,880
                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                   $   608,764    $   488,443
  Accrued liabilities                          977,390        682,308
  Accounts payable - Affiliate                  60,000             --
  Deferred revenue                             260,942        103,416
  Notes payable and current portion of
   long-term debt                            1,233,705      1,086,543
  Foreign income taxes payable                  48,496        106,746
                                           -----------    -----------
     Total current liabilities               3,189,297      2,467,456

Other long-term accrued liabilities            155,325        106,635
Deferred income tax liability - Long-term      482,361        444,853
Long-term debt                                  39,538        902,269
                                           -----------    -----------
     Total liabilities                       3,866,521      3,921,213
                                           -----------    -----------

Commitments and contingencies                       -              -

Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                            -              -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding -
    14,314,961 shares                          357,661        356,811
  Additional paid in capital                 6,647,408      6,626,578
  Treasury stock, at cost, 34,000 shares       (19,125)       (19,125)
  Retained earnings                           (414,597)      (414,597)
  Year-to-date earnings                            334             -
                                           -----------    -----------
     Total stockholders' equity              6,571,681      6,549,667
                                           -----------    -----------
     Total liabilities and stockholders'
      equity                               $10,438,202    $10,470,880
                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)


                                                2002            2001
                                           -------------  -------------

Net Sales                                   $ 2,377,816    $ 2,278,218
Cost of goods sold                              685,492        355,986
                                            -----------    -----------

Gross profit                                  1,692,324      1,922,232

Operating expenses:
 Sales and marketing                            631,264        648,206
 Operations                                     102,212         68,474
 General and administrative                     629,833        779,265
 Amortization of capitalized software costs     287,685        200,942
                                            -----------    -----------
Total operating expenses                      1,650,994      1,696,887
                                            -----------    -----------

Operating income                                 41,330        225,345

Other income (expense):
 Interest income                                  1,072          5,627
 Interest expense                               (21,189)       (33,136)
                                            -----------    -----------
Net income before income taxes                   21,213        197,836

Current income taxes                             24,575         56,020
Deferred income taxes                           (21,852)         2,945
                                            -----------    -----------

Net Income                                  $    18,490    $   138,871
                                            ===========    ===========

Basic                                        14,314,961     14,269,494

Earnings per share                          $     0.001    $     0.010

Diluted                                      14,314,961     14,269,494

Earnings per share                          $     0.001    $     0.010


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)

                                                2002            2001
                                           -------------  -------------

Net Sales                                   $ 7,038,154    $ 7,329,557
Cost of goods sold                            1,866,731      1,553,399
                                            -----------    -----------
Gross profit                                  5,171,423      5,776,158

Operating expenses:
 Sales and marketing                          2,058,922      2,161,529
 Operations                                     282,346        215,397
 General and administrative                   1,964,325      2,451,820
 Amortization of capitalized software costs     781,140        519,135
                                            -----------    -----------
Total operating expenses                      5,086,733      5,347,881
                                            -----------    -----------

Operating income                                 84,690        428,277

Other income (expense):
 Interest income                                  5,128         17,973
 Interest expense                               (73,354)      (108,936)
                                            -----------    -----------

Net income before income taxes                   16,464        337,314

 Current income taxes                           (21,349)        (2,737)
 Deferred income taxes                           37,479        131,899
                                            -----------    -----------

Net Income                                  $       334    $   208,152
                                            ===========    ===========

Basic                                        14,303,285     14,177,148

Earnings per share                          $        --    $     0.015

Diluted                                      14,303,285     14,177,148

Earnings per share                          $        --    $     0.015


The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)


                                                2002            2001
                                           -------------  -------------
Cash flows from operating activities:
Net income                                 $        334    $   208,152
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                  930,963        808,113
 Reserve for bad debts                           15,854          1,328
 Services rendered for common stock               8,500         41,400
 Deferred compensation                           48,690         35,580
 Other                                           13,180        (29,826)

Changes in assets and liabilities:
 Accounts receivable                           (399,955)       230,273
 Inventories                                     43,656          7,758
 Prepaid expenses and other                      60,455         71,846
 Accounts payable and accrued liabilities       415,403        (39,956)
 Accounts payable - Affiliate                    60,000             --
 Deferred revenue                               157,526        125,468
 Income taxes payable                           (58,250)       (16,429)
 Deferred income taxes                           37,508        100,777
                                           ------------    -----------

Net cash provided by operating activities     1,333,864      1,544,484
                                           ------------    -----------

Cash flow from investing activities:
 Software development costs capitalized      (1,147,646)    (1,647,103)
 Purchase of property and equipment             (38,265)       (36,538)
                                           ------------    -----------

Net cash used in investing activities        (1,185,911)    (1,683,641)
                                           ------------    -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt             --        240,836
 Principal payments on notes payable           (715,569)      (200,062)
 Issuance of common stock for cash                   --         26,000
                                           ------------    -----------

Net cash provided by (used in)
 financing activities                          (715,569)        66,774
                                           ------------    -----------

Net increase (decrease) in cash                (567,616)       (72,383)

Cash at beginning of the period                 612,052        763,967
                                           ------------    -----------

Cash at end of the period                  $     44,436    $   691,584
                                           ============    ===========


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


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

The interim consolidated financial statements at September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results that can be expected for the entire year.

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


11.  Stockholders' Equity:
     --------------------

At September 30, 2002, paid-in capital includes $26,851 of foreign currency translation adjustments.


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


13.  Discontinued Operations:
     -----------------------

Effective December 31, 2001 the operations of Projected Learning Programs, Inc. were discontinued. Revenues, expenses, assets and liabilities of the discontinued operation for the three months and nine months ended September 30, 2002 were not material, and therefore no separate balance sheet or income statement disclosure is necessary.




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


Liquidity and Capital Resources
-------------------------------

As of September 30, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $44,436, net accounts receivable of $2,936,699 and inventory of $32,236. The Company's net cash provided by operating activities during the nine months ended September 30, 2002 was $1,333,864 compared to $1,544,484 for the same period in 2001. Net cash used in investing activities for the nine months ended September 30 decreased by 30% from $1,683,641 in 2001 to $1,185,911 in 2002, and was comprised primarily of investment in capitalized software development costs. During the nine months ended September 30, total debt was reduced by $715,569.

At September 30, 2002, the Company had working capital of $95,156 ccompared to $1,104,623 at December 31, 2001. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit and has, in the past, been recorded as long-term debt. The maturity date of this term debt is April 30, 2003 and therefore at September 30, 2002 has been classified as current, resulting in lower working capital. The Company is currently negotiating a restructuring of its debt with several financing sources. The Company believes, however, that cash flows from operations will be adequate to finance its normal financing and investing activities for the remainder of 2002.




RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------

Net sales for the three months ended September 30, 2002, totaled $2,377,816 compared to $2,278,218 for the same period in 2001, an increase of 4% over the comparable 2001 quarter. This increase primarily is a result of AEC's net revenue beginning to slowly increase as individual states begin to increase education expenditures for the type and class of the product offered by the Company. Sales for the Learning Pathways, Ltd. ("LPL") and Dolphin, Inc. ("Dolphin") subsidiaries are virtually unchanged from the prior year.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, was 29% for 2002 compared to 16% for the same period in 2001. The change is attributable to both the results of Dolphin, which has lower gross margins than the Company's primary business, and the results of LPL where sales in 2002 included an increase in lower margin computer hardware over 2001. The
Company's principal product family, A+dvanced Learning System(r) (A+LS), provided gross profit margins of 95% in the third quarter of 2002.
Cost of goods sold represents the actual cost to produce the software products, or in the case of LPL, the cost to acquire software from other publishers or hardware from vendors, and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $1,650,994 for the three months ended September 30, 2002, compared to $1,696,887 for the same 2001 quarter. As a percentage of sales revenue, operating expenses decreased to 69% in 2002 compared to 74% in 2001. As a component of total operating expenses, selling and marketing costs decreased by 3%, from $648,206 for the three months ended September 30, 2001, to $631,264 for the current period. This decrease is attributable to a reduction in marketing costs at LPL.

General and administrative expenses, including operations, decreased from $847,739 to $732,045, and as a percentage of net revenues decreased from 37% for 2001 to 31% for the current quarter. This decrease is primarily attributable to decreases in royalty payments and the effect of cost controls.

Interest expense for the quarter ended September 30, 2002 decreased from $33,136 in 2001 to $21,189 in 2002 reflecting the lower amount of debt and the lower interest rates in effect in 2002. Net income for the three months ended September 30, 2002, was $18,490 compared to $138,871 for the same period in 2001, a decrease of 87%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------------------

Net sales for the nine months ended September 30, 2002, totaled $7,038,154 compared to $7,329,557 for the same period in 2001. This represents a decrease of 4% over the comparable 2001 period. This decrease is attributable to increases in sales at Dolphin being offset by decreases in sales at AEC and, to a lesser extent, at LPL. Dolphin received a number of contract awards in late 2001 and early 2002 that have resulted in increased sales and profitability compared to the prior year. AEC's revenues year-to-date, while improving, have been affected by the previously mentioned curtailment or deferral by a number of states of spending in the educational area due to budget constraints.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2002 was 26% compared to 21% for the same period in 2001. The increase is primarily due to the results of Dolphin and LPL for the reasons cited in the three month comparison. The Company's principal product families, A+dvanced Learning System registered trademark and the A+nyWhere Learning System trademark, provided gross profit margins of 95% in the first nine months of 2002.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $5,086,733 for the nine months ended September 30, 2002, compared to $5,347,881 for the same 2001 fiscal period. As a percentage of sales revenue, operating expenses remained relatively unchanged at 72% in 2002 compared to 73% in 2001. Selling and marketing costs decreased 5% from $2,161,529 for the nine months ended September 30, 2001, to $2,058,922 for the current period primarily as a result of cost controls.

General and administrative expenses, including operations, decreased from $2,667,217 to $2,246,671 or 16% and as a percentage of net revenues decreased from 36% to 32% for the nine month period. The decrease is primarily attributable to rigorous cost controls at AEC over the prior year and decreases in royalty payments.

Interest expense for the nine months ended September 30, decreased from $131,899 in 2001 to $73,354 in 2002 reflecting the reduction in debt levels and interest rates in 2002 compared to the prior year. There is net income of $334 for the nine months ended September 30, 2002, compared to $208,152 for the same period in 2001 resulting primarily from the decrease in sales.

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

In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products, technical support, documentation and training to its customers. These investments combine to form a stronger overall corporate foundation that, combined with what management believes to be overall favorable world market conditions, provide a basis for sustained, future growth.




THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings
         -----------------

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.  Changes in Securities
         ---------------------

None.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

The following exhibits have been filed as a part of this report:


Exhibit
  No.                           Description of Exhibits
-------    -----------------------------------------------------------
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

                                      The American Education Corporation


November 14, 2002                       By: /s/Jeffrey E. Butler
                                          -----------------------
                                          Jeffrey E. Butler,
                                          Chief Executive Officer
                                          Chairman of the Board
                                          Treasurer


November 14, 2002                       By: /s/Neil R. Johnson
                                          -----------------------
                                          Neil R. Johnson,
                                          Chief Financial Officer



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



Dated:  November 14, 2002                 By: /s/Jeffrey E. Butler
                                            -----------------------
                                            Jeffrey E. Butler,
                                            Chief Executive Officer

Dated:  November 14, 2002                 By: /s/Neil R. Johnson
                                            -----------------------
                                            Neil R. Johnson,
                                            Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.