Form 10KSB
period 2002-12-31
AMERICAN EDUCATION CORP
filed 2003-03-31
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

YES  X    NO ___

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 2002:   $8,483,160

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $1,050,578 based on 7,504,127 shares at $.14 per share, the last sale price of the common stock on March 14, 2003. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of March 14, 2003: 14,367,461

Transitional Small Business Disclosure Format   YES   NO  X

TABLE OF CONTENTS TO FORM 10-KSB


PART I


                                                       Page Number


Item 1     Description of Business                           3
Item 2     Description of Property                          12
Item 3     Legal Proceedings                                12
Item 4     Submission of Matters to a Vote of
           Security Holders                                 12


PART II


Item 5     Market for Common Stock and Related
           Stockholder Matters                              14
Item 6     Management's Discussion and Analysis
           or Plan of Operation                             14
Item 7     Financial Statements                             16
Item 8     Changes In and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                       16


PART III


Item 9    Directors, Executive Officers, Promoters,
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act                 17
Item 10   Executive Compensation                            19
Item 11   Security Ownership of Certain Beneficial
          Owners and Management                             22
Item 12   Certain Relationships and Related Transactions    23
Item 13   Exhibits and Reports on Form 8-K                  24


THE AMERICAN EDUCATION CORPORATION


FORM 10-KSB


PART I


Item 1.  Description of Business.
---------------------------------

General
-------

The American Education Corporation, formerly Plasmedics, Inc., (the "Company" or "AEC"), was incorporated under the laws of the State of Colorado on February 23, 1981.

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

In August 1991, the Company changed its name from Plasmedics, Inc. to The American Education Corporation.

The Company's Business
----------------------

The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The Company develops software for Windows, registered trademark, Macintosh, registered trademark, Unix, registered trademark, and Linux, registered trademark, operating systems.
Since 1995 the Company's revenues primarily have been derived from the sale of its principal product family, the A+dvanced Learning System, registered trademark,("A+LS" registered trademark), a comprehensive courseware offering developed by the Company. A+LS is currently shipping in Version 2.15. In early 2001, the Company released the A+nyWhere Learning System, registered trademark, a Java, trademark, based program designed to be the Company's future delivery platform for its extensive grade level 1-12 educational content and assessment tools. This new product family was well received by the school market and as a component of total revenues has made steady progress with respect to its relative percent of total net revenues since its early 2001 release.

The Company acquired two businesses in 1998, Projected Learning Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL").
These organizations are primarily resellers of other publishers' products and operate as subsidiaries of the Company. In 2001, management elected to wind down and ultimately discontinue the catalog selling operations of the PLP subsidiary as a result of the marketplace moving to increasing use of the Internet and the cash use intensity of this type of business. LPL, the Company's Derby, United Kingdom subsidiary was acquired in late 1998. In the latter part of 2000, LPL substantially completed the process of converting the Company's A+LS curriculum content to a product presentation that is suitable for British educators and schools. LPL also undertook the development of new content specifically focused on the UK's new literacy and numeracy instructional requirements during 2001 and significant portions of this new product offering were completed during the 2001 fiscal year. LPL's revised and expanded product family was substantially released to the UK school market during the 2001 fiscal year. The Company purchased Dolphin, Inc., ("Dolphin") in December 1999. Dolphin is an established, 13 year-old developer of educational software for many of the world's leading textbook and electronic publishers. Dolphin was purchased to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development.

The Company internally develops and licenses, to a limited extent, software or content from third parties for inclusion in its products for the school market. The Company utilizes an in-house programming staff for the development of its software technology and limited, external contract services to develop these products. The Company is the primary developer of its curriculum content and employs full-time educational professionals in this electronic publishing effort. The Company makes extensive use of contract services to secure the specialized educator skills that are necessary to publish the wide range of subject matter and grade level content required by the Company's comprehensive product offering, and to ensure their alignment to state and other educational standards.

The Company's products are sold through school dealers, an in-house employee sales force, and through direct mail programs. The
Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, community colleges, universities, private industry, and to a limited extent, for home-based schooling. Approximately 83% of the Company's 2002 sales were to the domestic U.S. school market and 17% to the international markets. Future sales to international markets are expected to increase as a percentage of total revenues as a result of the LPL acquisition and as a result of distribution or other market development partnerships, which have been entered into in Jordan and Malaysia.

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

The Company is in a technology-based business and is an active developer of diagnostic and prescriptive assessment testing and curriculum software applications to facilitate the delivery of its assessment testing and instructional content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of fiber optic-based wide-area networks ("WAN"), and increased Internet usage provides for future growth opportunities for the Company. In late
2000 the Company began the testing and delivery of its content online. Through the roll out and release of the A+nyWhere Learning System the Company, at December 31, 2002, had in excess of 140 schools in 10 states using online curriculum content for both school and home-based students. Online delivery of content is a rapidly growing element of the Company's business and the number of institutions under contract to the Company grew from 27 schools in 2001 to 140 schools, or a 500% increase. These users are largely supported on company maintained server facilities in Oklahoma City and at Sprint's eSolutions facility in Dallas, TX. Management believes that it has in place the development technology and programs to allow it to capitalize on these rapidly developing changes in the structure of the delivery of electronic-based instruction utilized by school districts in future years.

Principal Products
------------------

Educational Software
--------------------

The Company engages in extensive efforts to develop new programming technology as well as new curriculum content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Novell, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+, registered trademark, brands 147 separate software titles with approximately another 16 titles in revision or development for release in early 2003. The currently released products all carry 2000 or later copyrights reflecting the Company's commitment not only to development of content, but maintaining the currency of its products.

The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and stresses usefulness to the instructor as well as the student. There is a growing use of both LAN, WAN and Internet technologies in schools and school districts and the Company provides versions that perform in these environments. The Company's products for schools are designed for the professional educator and feature a management function, which records assessment test and student activity data for both individual student and class academic performance. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments that are required to meet the No Child Left Behind initiative of the Federal Government. A hallmark feature of the Company's products is a unique authoring tool, which allows the educator to add, modify and expand both graphics and text to the curriculum content provided by the Company. The Company's software is correlated to over 80 major national and state standards so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific learner objectives, or individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of its content, delivery and instructional design. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major, adopted textbook series. The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. These are delivered to the student for a Learning Management System ("LMS") and allow full educator control of the content delivery rather than one that is controlled by the software. Various software tools, such as the Company's products for assessment and instruction, allow the use of the Internet as a source and provide educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution designed to address individual student skill deficiencies. In addition, the Company's product design is modular so that each title sold by the Company has an integral LMS function. This management function is shared so that new titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

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

A+dvanced Learning System, registered trademark, Version 2.15
-------------------------------------------------------------

A+LS, V2.15, the currently shipping version has, from an educational content perspective, been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 147 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level of the product family presents increasingly more complex concepts that provide overlapping, subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the elementary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice exercises, test and essay. These instructional activities are further supported by skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this data and report on individual student and class activities. Educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also integrate third party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study for the at-risk or special education student, which might require specific emphasis to correct skill deficiencies. Approximately 10,000 schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

In 2000, the Company completed the release of the A+LS secondary titles including additional titles for the General Educational Development ("GED") test to extend the Company's range of software publications through grade level 12. A GED A+SSESS!, trademark, was also developed to support the assessment requirements for the GED test. These secondary grade level products were well received by the marketplace and were a factor in the Company's 2001 revenues, not only in the sales of product-related revenues, but the more complete product offering allowed the Company to secure district-wide adoptions. A new GED test and curriculum was specified to be effective January of 2002. During 2001, the Company conformed its curriculum to meet this new test and instructional design and was one of the first to release a completed updated testing and instruction software package to the school market.

Throughout 2002, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, approximately 9 individual titles, reflecting offerings in both
English and Spanish languages, were developed and or updated. At the same time, the Company substantially completed the process of converting titles from Version 2.15 formats to Version 3.0 and Version
4.0 formats. This expanded, updated curriculum offering should provide for additional revenue opportunities with its existing and future school customers. In addition, during fiscal 2002 significant portions of the Company's current assessments and standards database was expanded, updated and realigned to meet new or revised state and national academic standards.

A+SSESS!, Version 2.15
----------------------

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


A+nyWhere Learning System, Version 3.0, Version 4.0
---------------------------------------------------

The design approach of this new product family will maintain the excellent features of the A+dvanced Learning System and A+SSESS! product families and the means to move current and updated content to the Java platform. The product was released early in the 2001 fiscal year. The process of transferring the Company's extensive 147-title content to this new environment is ongoing and at year end 2002 approximately 80% of the Company's content had been converted to this platform. By July of 2003, the Company expects to have this conversion process complete.

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

During 2002 the Company completed development and released the A+nyWhere Learning System Version 4.0, the browser-based version of Version 3.0. This version has most of the features of Version 3.0, but is designed to be delivered in standard internet browsers. Importantly, Version 4.0 utilizes all of the curriculum and assessment content resources of Version 3.0. Further, the browser-based delivery can be used as an independent, stand alone solution as well as in combination with a Version 3.0 installation. This design approach is a major selling feature allowing schools to deploy as single, common instructional resource from a single vendor throughout a community or campus, simplifying use, training and data collection processes. In addition, the ability to deploy in LAN, WAN and Internet configurations provides the school with a long term solution to utilize computer and bandwidth resources as these are upgraded over time.

This ongoing investment in new technology provides the Company with the means to deliver its products in the highly connected, future marketplace. This capability should increase and enhance the Company's competitive ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

A+ University, trademark
------------------------

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

During 2002, the Company entered into agreements with Educational Testing Service ("ETS") and GoKnow, Inc. to significantly enhance its content offerings. The agreement with ETS makes the E-Rater online essay grading service available through the managed A+LS system, and the Company released three new subject titles based on E-Rater in late 2002. GoKnow provides A+LS with access to its Artemis service, which makes controlled access to pre-screened, educationally sound web sites available, and provides technologies for efficiently using them. The Company expects to release three new subject titles using the Artemis technology in 2003. These titles will be research-oriented Science projects and will help the Company round out its offerings for instruction of national Science standards.

Humanities Software, Inc., a division of Renaissance Learning, Inc. (formerly Advantage Learning, Inc.), is an important industry partner. The Company licenses both programming technology and content from this industry-leading company. This arrangement is the basis for the Company's MediaWeaver and Kids Media Magic product offerings.

During 2002, the Company entered into a number of discussions with US and UK-based publishers, hardware suppliers, and other organizations associated with the educational marketplace. The purpose of these discussions is to license company technology, strengthen or to develop new channels of access to the marketplace utilizing the Company's content and technology. A number of these arrangements were consummated in 2002 and have been announced in company or subsidiary press releases or literature. Several other strategic partnering projects initiated in 2002 are still under development, or are currently subject to confidential disclosure restrictions.

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

The U.S. School Market
----------------------

The U.S. school market for educational software in calendar 2002 has experienced little or no growth. The principal cause is believed to be delays and deferment of expenditures by schools as a result of recessionary pressures and significant budget deficits at the individual state level. In the United States, future market growth is expected to be driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools.
Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

This market is well documented by industry sources to be moving to wider use of technology, access to the Internet and the increasing use of online services. The school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections and greater bandwidth access are effected throughout the nation's school buildings. Importantly, it is believed that increased home access to the Internet will open up the potential for distributed learning and "e-learning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facility shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range of technologies including the areas of database management, e-learning through the Internet and its capabilities.
In addition the current administration's initiatives such as the 21st Century and Reading First grant programs, combined with the "No Child Left Behind" initiative is expected to provide additional impetus to market growth in 2003 and future years.

The International School Market
-------------------------------

With its acquisition of LPL, the Company has entered the school market in the UK. This market is approximately 20% the size of the U.S. market and believed to be growing at an annual rate exceeding 20%. In 1999, the British government continued implementation of Phase 1 of The National Grid for Learning ("NGfL") and launched Phase II of this program on April 1, 1999, to invest substantially in computer hardware infrastructure, Internet access, educator training and instructional software technologies for the UK's schools. The NGfL funding is scheduled to continue through one additional phase released in 2002 and management believes that these government school funding initiatives will continue through the year 2003. Accordingly the UK market should experience rates of growth in funding for educational technology, at the individual school level, approximately the same as the U.S. market. Many former British Commonwealth nations utilize the UK's instructional model and Company management believes that additional international opportunities will emerge as a result of the Company's programs and presence in the UK marketplace.

The Adult Literacy/Lifelong Learning Market
-------------------------------------------

The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, the Company is receiving
significant interest from this segment of the market.   The Company
has established installations in state and municipal centers of literacy and the juvenile and adult corrections market segments, including a state wide deployment of content in Kansas in both the prison system and a number of regional adult literacy centers. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The adult literacy and related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market
---------------

The Company has not been active in marketing its products to this market segment, which offers future opportunities for growth and additional financial returns on the Company's investment into
educational content.   Management believes that there is an
opportunity to move into this segment of the market with its current products and collateral support and training materials that will be of value to home educators utilizing online, Internet capabilities released in mid-2002. The home education is growing at rates exceeding 15% per year, according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home-supervised study. Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company will make use of the Internet to reach the home market with various marketing and distribution programs.

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

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+nyWhere Learning System and Adult Learning System in the second quarter of 1999 and continued registration efforts on these marks during 2000. In 2001, the Company was notified of the registration of the A+nyWhere trade mark. In addition, the Company continued actions to file necessary documents in the United Kingdom to ensure protection and preservation of its A+ brand in that country. The A+LS mark was registered with the United Kingdom's Trade Marks Office, registration number 2,194,275, on April 12, 1999. The A+ design and A+dvanced Learning System has been approved for registration in the United Kingdom.

The use of the Company's distinctive A+ logo is viewed as an integral, distinctive brand element to the Company's product families and is important to corporate recognition.

Production and Manufacturing
----------------------------

The Company purchases CD-ROM blanks from various sources. The Company owns commercial quality, high-speed software duplication equipment and duplicates its software internally. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product instructional manuals. The Company maintains duplication equipment that is suitable for production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of catalogs and sales literature are contracted to outside printers. The Company has no dependence on any individual supplier.

The Company, with its release to schools of the A+nyWhere Learning System, Version 3.0 in 2002 and version 4.0 in 2002 has the capability to electronically deliver and install its products at customer locations. This new capability should serve to further reduce the Company's cost of publication of its products commencing in the year as it reduces the need to produce its products and their extensive documentation on CD-ROM discs.

Research and Development
------------------------

At December 31, 2002, the Company employed twelve (12) full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support of current versions of its software offerings.

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

At December 31, 2002, the Company employed eight (8) full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized
$1,493,300 in software research and development costs in 2002.
Amortization of product development costs for the year ended
December 31, 2002, was $1,160,717.

Distribution and Sales Programs

-------------------------------

In marketing its products, the Company utilizes approximately 40 independent school dealers and four educational catalog houses to reach its school-based customers. During 2002, the Company hired and employed both field and in-house sales forces to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This sales team was comprised of three individuals at December 31, 2002.

Internet Marketing and e-commerce
---------------------------------

The Company views the Internet as a channel for future sales growth and means to develop new customer service and support programs. In addition, the Internet has become a valuable adjunct for improved customer service and support on product use and technical matters. During 2002, the Company invested substantial resources in improving and expanding its Internet presence and e-commerce capabilities for all business units. The Company employs full time personnel to update its web sites functionally and graphically its www.amered.com, www.dolphinsoft.com, www.learnpath.com, and www.learnaplus.com URL's. At the end of 2002, the Company has five active Internet site facilities.

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

Significant Customers
---------------------

The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 2001 or 2002.

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

Employees
---------

As of December 31, 2002, the Company had 59 full-time employees in its domestic operations and 13 full-time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory.


Item 2.  Description of Property.
---------------------------------

The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement that expires in December 2005. The monthly rent under this lease is $12,587.

Dolphin, Inc., a wholly owned subsidiary, leases 6,584 sq. ft. of office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2004. Monthly lease expense is $9,130.

Learning Pathways, Limited, a wholly owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United
Kingdom. The monthly lease expense approximates $1,580. The lease renews each month for a period of ninety days.

Total corporate cost of leased facilities was $278,103 for 2002 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 2001 was $294,806.


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

There were no matters submitted for a vote of the security holders during 2002.


PART II
-------


Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

As of December 31, 2002, there were approximately 2,300 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. The following is a summary of the high and low price for each of the 2002 and 2001 quarters.


                                          2002            2001
                                          ----            ----
                                      HIGH     LOW     HIGH     LOW
                                      ------------     ------------

Quarter Ending March 31              $0.48   $0.26    $0.97   $0.52
Quarter Ending June 30               $0.40   $0.24    $0.80   $0.40
Quarter Ending September 30          $0.35   $0.18    $0.60   $0.35
Quarter Ending December 31           $0.22   $0.07    $0.50   $0.28

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

Actual results in each case could differ materially from those currently anticipated in such statements as a result of factors such as future economic conditions, changes in customer demands, future legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs.

Liquidity and Capital Resources
-------------------------------

The Company has invested significantly in the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update, expand and keep current the Company's extensive curriculum product offerings and to position the Company for long-term growth. To finance the business, management has utilized secured bank revolving credit lines, bank financed equipment loans and lease financing sources.

As of December 31, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $74,405, net accounts receivable of $2,001,019 and inventory of $36,444. The Company's net cash provided by operating activities during the year ended December 31, 2002 was $1,887,086 compared to $1,895,493 for the same period in 2001. Net cash used in investing activities for the year ended December 31 decreased by 24% from $2,024,372 in 2001 to $1,543,107 in 2002, and was comprised primarily of investment in capitalized software development costs. During the year ended December 31, 2002, total debt was reduced by $881,626.

At December 31, 2002, the Company had working capital of $(571,256) compared to $1,104,623 at December 31, 2001. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit and has, in the past, been recorded as long-term debt. The maturity date of this term debt is April 30, 2003 and therefore at December 31, 2002 has been classified as current, resulting in a negative working capital position. In addition, a $275,000 revolving facility expired on February 4, 2003 and has not yet been renewed or replaced. The Company is currently negotiating a restructuring of its debt with several financing sources. This includes convertible debt and/or preferred share issuance discussions that have occurred in the first quarter of 2003 with its principal shareholders.

With the expansion of the Company's product lines, the addition of new products and markets and the increase in school spending that the Company expects to see in 2003, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.

Results of Operations
---------------------

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended
December 31, 2001

The following is a discussion of the results of continuing operations for the fiscal year ended December 31, 2002, as compared to the fiscal period ended December 31, 2001. The results of Projected Learning Programs, Inc., which ceased operations on December 31, 2001, have been shown as discontinued operations in the statement of income for 2001.

Net consolidated revenues for the twelve months ended December 31, 2002, totaled $8,483,160 compared to net revenues of $8,902,467 for the year ended 2001. This represents a decrease of 5% in net consolidated revenues over the prior fiscal year. The decrease in net revenues is attributable to a combination of increases in sales at Dolphin being offset by decreases in sales at AEC and to a larger extent at LPL. Dolphin received a number of contract awards in late 2001 and early 2002 that resulted in increased sales over the prior year. AEC's revenues, while down 3% from the prior fiscal year due primarily to educational budget cuts by state governments, showed substantial improvement over the prior year in the third and fourth quarters with growth in the last six months of the fiscal year reflecting a 23% increase over the comparable 2001 six month period and fourth quarter increases of 49% over the same 2001 quarter. Significant growth in the Company's online business was noted in the last half of the year with over 100 new school customers signed during the last half of 2002. These trends are expected to continue throughout 2003 and given the fixed nature of the Company's cost structure should provide for substantial improvement in profitability and cash flows. Sales at LPL decreased 27% over 2001 fiscal year and primarily is a result of government delays in the U.K. in funding educational initiatives.

Cost of goods sold as a percentage of net revenues for the year ended December 31, 2002 decreased to 24.0% from 25.4% in 2001. This change is attributed to a reduction in cost of goods sold at LPL resulting from a decrease in the amount of sales including lower margin computer hardware over 2001. Cost of goods sold represents the actual cost to produce the software products, or in the case of LPL the cost to acquire software and hardware from other vendors for resale and includes certain allocated overhead costs. The Company's principal product family, A+LS, provided gross profit margins averaging 94% in 2002.

Total operating expenses recorded for the year ended December 31, 2002, were $7,241,112 or 85% of net revenues, compared to $6,929,808 or 78%, for the previous fiscal year. The increase in operating expenses as a percentage of net revenues is primarily due to the fixed nature of the Company's expenses, and increases in amortization of product development costs, in the face of declining revenues. As a component of total operating expenses, selling and marketing costs increased from $2,493,604 in fiscal 2001 to $2,628,639 in fiscal 2002. This increase is due to a higher percentage of sales being subject to distributor commissions. Operations expense increased to $397,725 in fiscal 2002, compared to $304,150 in 2001, as a result of an increase in costs for essential technical support for our customers. General and administrative expenses decreased 6% to $3,054,031 in 2002 compared to $3,253,603 in 2001.

During 2002, it became evident at both LPL and Dolphin that because of the fixed nature of costs as noted above, the cost structures were too high based upon the amount of revenue generated, resulting in losses at both subsidiaries. At LPL, the managing director resigned in June and the decision was made to reduce the staff from 24 employees to 7 employees. Due to severance and benefit rules in the U.K. the effects of this reduction, along with the corresponding reduction in benefits and other associated administrative costs, did not fully impact LPL until the beginning of 2003. At Dolphin, changes in subsidiary management were implemented and personnel levels were reduced from 23 employees to 12 beginning in the third quarter and the use of contract programmers was discontinued. Total cost savings to be realized from these completed actions at the subsidiary business units are projected to approximate $850,000 in 2003. In addition, certain future costs at AEC have also been reduced through scale back in hiring plans and a reduction in total employment levels through natural attrition. These actions have resulted in the Company's lowest overall cost structure since early in fiscal 2000 as the Company enters the 2003 fiscal year.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2002, the Company capitalized $1,493,300 of product development costs, and net of accumulated amortization had capitalized software costs of $4,610,365 at December 31, 2002. Amortization of product development costs was $1,160,717 for 2002, a 32% increase over the $878,451 amortized in 2001. During 2002, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings and completed the release of the browser-based (Version 4.0) of the A+nyWhere Learning System product family. The increase in amortization expense is a result of this increase in capitalized development costs associated with these essential investments in the Company's future and competitive position.

Interest expense was $81,263 in 2002 compared to $121,326 in 2001 reflecting the lower amount of debt and lower interest rates in effect in 2002. The Company had a net loss from continuing operations of $(761,884) in 2002 compared to a net loss from continuing operations of $(222,849) in 2001 as a result of the decrease in revenue noted above. Net losses increased from $(541,579) in 2001 to a loss of $(761,884) in 2002. All of the net losses were generated by the LPL and Dolphin business units, while AEC's operations were profitable for the year. This loss represents approximately $.05 per common share.

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

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java based A+nyWhere
Learning System, registered trademark, and A+ University, trademark, staff development product line. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its products to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be a new lower cost structure and the development of important new partnerships provide a favorable, competitive basis for sustained, future growth and profitability.


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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------

Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2002.
There are no disputes with the independent accountants regarding matters of accounting or reporting.



PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16 (a) of the Exchange
         Act.
----------------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.


Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     61      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     49      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       52      Vice President and
                              Chief Financial Officer

Monty C. McCurry      57      Director                       1989

Newton W. Fink        66      Director                       1991

Stephen E. Prust      58      Director                       1992

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


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2002, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).


Item 10.  Executive Compensation.
---------------------------------

Cash Compensation
-----------------

The following table shows the cash compensation of the Company's executive officers.


                         Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ ----------------
                                                Other
Name and Principal                             Annual       Stock     Stock
    Position         Year   Salary  Bonus  Compensation(1) Options   Awards
----------------------------------------------------------------------------
Jeffrey E. Butler,   2002  $120,462 $     0    $      0    100,000      --
President and Chief  2001   120,000  18,480       2,700(2)       0      --
Executive Officer    2000   106,845  13,588           0     40,000      --

Thomas A. Shively,   2002  $115,442 $     0    $      0     60,000      --
Executive Vice       2001   115,000   1,467       2,700(2)       0      --
President            2000   105,000  12,090           0     40,000      --

Neil R. Johnson,     2002  $ 98,879 $     0    $      0     60,000      --
Vice President and   2001    98,500   1,256       2,025(2)       0      --
Chief Financial      2000    89,840   6,620           0     25,000      --
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

Stock Incentive Plans
---------------------

The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved amendments to the plan in 1999, 2000 and 2001 to increase the number of shares available. The total common shares issuable under this plan are 2,650,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception, 2,717,500 options have been granted, 1,145,360 have expired, and 180,970 options have been exercised. At December 31, 2002, there were 1,391,170 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 1,719,695 shares of restricted common stock have been issued, 601,919 have expired and 195,700 have been exercised. At December 31, 2002, there were 922,076 options outstanding.

Stock Option Grants In 2002
---------------------------

                   Options   Percentage of Total  Exercise
                   Granted    Options Granted to    Price    Expiration
Name               (Shares)    Employees in 2002 (Per share)    Date
---------------------------------------------------------------------------
Jeffrey E. Butler  100,000           9.6%          $.25  February  25, 2005
Thomas A. Shively   60,000           5.8%          $.25  February  25, 2005
Neil R. Johnson     60,000           5.8%          $.25  February  25, 2005


Option Exercises and Fiscal Year-End Values
-------------------------------------------

No executive officer exercised options during 2002. The following table sets forth, for the executive officers named in the Summary Compensation Table above, the year-end value of unexercised stock options:

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised          In-the-Money
                          Options at Year-End         Options at Year-End
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------
Jeffrey E. Butler         423,467/33,333                    $0/$0
Thomas A. Shively         313,276/20,000                    $0/$0
Neil R. Johnson            65,000/20,000                    $0/$0

Directors' Compensation
-----------------------

In 2002, the Company's non-employee directors each received qualified options to purchase 33,000 shares of the Company's common stock and non-qualified options to purchase 27,000 shares of the Company's common stock at $.13 per share. The directors received no compensation, other than the options, for services in such capacity.

The shareholders approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total common shares issuable under this Plan are 200,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. Since its inception options to purchase a total of 192,000 shares of restricted common stock have been issued and 30,000 have expired. At December 31, 2002, there were 162,000 options outstanding.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 7, 2003. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:





                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner  Title of Class   Number       Percent
------------------------------------------------------------------------
Jeffrey E. Butler (1)                Common       1,405,042       9.5%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                Common         549,664       3.7%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                  Common          77,500       0.5%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                 Common         210,900       1.5%
2134 S. Eagle Ct.,
Aurora, CO 80014

Newton W. Fink (5)                   Common        175,400        1.2%
1143 Corinth Greene Dr.,
Sun City Center, FL 33573

Stephen E. Prust (6)                 Common         529,768       3.6%
9025 East Kenyon Avenue,
Denver, CO 80237

John D. Garber (7)                   Common       3,657,286      25.5%
7323 Linden Terrace,
Carlsbad, CA 92009

Robert Schoolfield (8)              Common       1,536,517       10.7%
5 Pleasant Cove,
Austin, TX 78746

The Pennsylvania State              Common         750,000        5.2%
University (9)
University Park, PA 16802

Officers and Directors              Common       2,948,274       18.9%
as a Group (6 persons)
(1) (2) (3) (4) (5) (6)


(1) The amount and percentage figures include the possible exercise of 356,800 common stock options with an exercise price of $.50 per share and 66,667 common stock options at $.25 per share exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 273,276 common stock options with an exercise price of $.50 per share and 40,000 common stock options at $.25 per share exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 25,000 common stock options with an exercise price of $.50 per share and 40,000 common stock options at $.25 per share exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share, 3,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share 3,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 126,000 common stock options with an exercise price of $.50 per share, 3,000 common stock options at $.73 per share, and 60,000 common stock options at $.13 per share exercisable within 60 days.
(7) The amount and percentage figures include 3,192,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 25,000 owned personally by Mr. Garber.
(8) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(9) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company has a note receivable due from its Chief Executive Officer, Jeffrey E. Butler, in the amount of $300,000 that was advanced in October 2000. The Board of Directors and the major stockholder approved this advance. The proceeds were used as part of a settlement in a marital estate matter that allowed him to retain his ownership position in the Company, which the Board of Directors believed to be materially beneficial to the Company and its stockholders. The note bears interest at the Company's lowest bank lending rate (approximately 4.25% at December 31, 2002). Principal and interest is due in one payment on October 26, 2003.



Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit
No.        Description of Exhibits
-------    --------------------------------------------------------

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

March 31,2003                            By:  /s/Jeffrey E. Butler
                                         ------------------------
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       Date
-----------------     -------------------------     ---------------
Jeffrey E. Butler     /s/Jeffrey E. Butler          March 31, 2003
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            March 31, 2003
                      Chief Financial Officer

Monty C. McCurry      /s/Monty C. McCurry           March 31, 2003
                      Director

Newton W. Fink        /s/Newton W. Fink             March 31, 2003
                      Director

Stephen E. Prust      /s/Stephen E. Prust           March 31, 2003
                      Director

THE AMERICAN EDUCATION CORPORATION



Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350



Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of The American Education Corporation (the "Company") certifies that the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  March 31,2003                   By: /s/Jeffrey E. Butler
                                            -----------------------
                                            Jeffrey E. Butler,
                                            Chief Executive Officer

Dated:  March 31, 2003                  By: /s/Neil R. Johnson
                                            -----------------------
                                            Neil R. Johnson,
                                            Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


             Item                                          Page No.
-----------------------------------------------            --------

Independent Auditors' Report                                  F-1

Financial Statements:

  Consolidated Balance Sheet, December 31, 2002               F-2

  Consolidated Statements of Income for the years
    ended December 31, 2002 and 2001                          F-3

  Consolidated Statements of Changes In Stockholders'
    Equity for the years ended December 31, 2002
    and 2001                                                  F-4

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2002 and 2001                          F-5

  Notes to Consolidated Financial Statements                  F-7



All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.



---------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American Education Corporation as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 2002 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 10, 2003




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents                                 $    74,405
Accounts receivable, net of allowance for
 returns and uncollectible accounts of
 $102,309 (Note 1)                                          2,001,019
Inventory (Note 1)                                             36,444
Prepaid expenses and deposits                                  62,758
Deferred tax asset (Note 6)                                    54,620
Note receivable from officer (Note 8)                         300,000
                                                           ----------
     Total current assets                                   2,529,246

Property and equipment, at cost (Note 1)                    1,237,222
Less accumulated depreciation and amortization               (900,213)
                                                           ----------
     Net property and equipment                               337,009
Other assets:
Capitalized software costs, net of accumulated
 amortization of $4,195,444 (Note 1)                        4,610,365
Goodwill, net of accumulated amortization of
 $369,097 (Note 1)                                          1,840,446
                                                           ----------
     Total other assets                                     6,450,811
                                                           ----------
     Total assets                                          $9,317,066
                                                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade                                     $  569,066
Accrued liabilities (Note 11)                               1,084,655
Accounts payable - affiliate                                   60,000
Deferred revenue                                              238,080
Notes payable and current portion of long-term
 debt (Note 4)                                              1,148,701
                                                           ----------
     Total current liabilities                              3,100,502

Other long-term accrued liabilities                           171,555
Deferred income tax liability - Long-term (Note 6)            206,952
Long-term debt  (Note 4)                                       26,549
                                                           ----------
     Total liabilities                                      3,505,558
                                                           ----------

Commitments and contingencies (Notes 5, 7, 10 and 12)             --
Stockholders' Equity  (Note 3)
Preferred Stock $.001 par value;
 Authorized-50,000,000 shares, issued and
 outstanding-none; liquidation preference-$.02 per share          --
Common Stock, $.025 par value;
 Authorized 30,000,000 shares; issued and outstanding-
 14,314,961 shares                                            357,874
Additional paid in capital                                  6,649,240
Treasury stock, at cost, 34,000 shares                        (19,125)
Retained deficit                                           (1,176,481)
                                                           ----------
     Total stockholders' equity                             5,811,508
                                                           ----------

     Total liabilities and stockholders' equity            $9,317,066
                                                           ==========

See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002 and 2001



                                    2002                   2001
                                 ------------        --------------


Sales (Note 1)                   $ 8,483,160            $ 8,902,467

Cost of goods sold                 2,034,903              2,258,530
                                 -----------            -----------
Gross Profit                       6,448,257              6,643,937
                                 -----------            -----------

Operating expenses:
Selling and marketing (Note 1)     2,628,639              2,493,604
Operations                           397,725                304,150
General and administrative         3,054,031              3,253,603
Amortization of capitalized
 software costs                    1,160,717                878,451
                                 -----------            -----------

Total operating expenses           7,241,112              6,929,808
                                 -----------            -----------

Operating loss from
 continuing operations              (792,855)              (285,871)

Other income (expense):
Interest income                        5,188                 20,815
Interest expense                     (81,263)              (121,326)
                                 -----------            -----------

Loss from continuing
 operations before income taxes     (868,930)              (386,382)

Current income tax benefit           (16,016)               (27,593)
Deferred income tax benefit          (91,030)              (135,940)
                                 -----------            -----------
                                    (107,046)              (163,533)
                                 -----------            -----------

Loss from continuing
 operations                         (761,884)              (222,849)

Loss from discontinued operations
 (net of tax benefits 2001-$37,548)
 (Note 15)                                --               (318,730)
                                 -----------            -----------

Net loss                         $  (761,884)           $  (541,579)
                                 ===========            ===========

Earnings per share, basic and fully
    diluted: (Note 13)
Continuing operations            $      (.05)           $     (.02)
Discontinued operations          $        --            $     (.02)
                                 -----------            ----------
Net loss                         $      (.05)           $     (.04)
                                 ===========            ==========

See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2002 and 2001


                                            Additional                 Retained
                          Common Stock        paid in     Treasury     Earnings
                        Shares      Amount     Capital        Stock    (Deficit)
                        ------------------   -----------   ---------  ----------
Balance at
December 31, 2000     14,083,128   $352,078  $6,582,221   $ (19,125)  $ 126,982

Issuance of common
 stock for cash and
 services                189,333      4,733      62,667


Net loss                                                               (541,579)


Comprehensive Income adjustment:
Foreign currency
 translation                                    (18,310)
                      ----------   -------   ----------  ---------   ---------
Balance at
 December 31, 2001    14,272,461   356,811    6,626,578    (19,125)   (414,597)

Issuance of common
 stock for cash and
 services                 42,500     1,063        7,437

Net loss                                                              (761,884)

Comprehensive Income adjustment:
 Foreign currency
 translation                                     15,225
                      ----------   -------   ----------  ---------   ---------
Balance at
 December 31, 2002    14,314,961  $357,874   $6,649,240  $(19,125) $(1,176,481)
                      ==========  ========   ==========  ========  ===========


See accompanying notes and accountants' report



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001


                                              2002            2001
                                          -----------     -----------

Cash flows from operating activities:
Net loss                                  $  (761,884)    $ (541,579)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization               1,354,088      1,507,569
Increase (decrease) in reserve
 for bad debts                                (70,084)        23,769
Services rendered for common stock              8,500         41,400
Deferred compensation                          64,920         51,810

Foreign currency translation                   15,225        (18,310)


Changes in assets and liabilities:
Accounts receivable                           621,663        889,081
Inventories                                    39,448         48,936
Prepaid expenses and deposits                  74,755        211,442
Accounts payable and accrued liabilities      595,707        (27,876)
Accounts payable - Affiliate                   60,000             --
Deferred revenue                               89,991         (1,207)
Income tax payable                           (106,746)       (40,117)
Deferred income taxes                         (98,497)      (249,425)
                                           ----------     ----------
Net cash provided by operating
 activities                                 1,887,086      1,895,493
                                           ----------     ----------

Cash flows from investing activities:
Purchase of property and equipment            (49,807)       (82,180)
Software development costs capitalized     (1,493,300)    (1,942,192)
                                           ----------     ----------
Net cash used in investing activities      (1,543,107)    (2,024,372)
                                           ----------     ----------

Cash flows from financing activities:
Proceeds received from issuance of debt            --        268,894
Principal payments on notes payable          (881,626)      (292,930)
Issuance of common stock for cash                  --          1,000
                                           ----------     ----------
Net cash used in financing activities        (881,626)       (23,036)
                                           ----------     ----------

Net decrease in cash                         (537,647)      (151,915)

Cash at beginning of year                     612,052        763,967
                                           ----------     ----------

Cash at end of year                        $   74,405     $  612,052
                                           ==========     ==========

Interest paid in cash                      $   83,929     $  128,088
                                           ==========     ==========

Income taxes paid                          $       --     $       --
                                           ==========     ==========


See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 2002 and 2001



During 2002 the Company issued 42,500 shares of common stock valued at $8,500 for services provided by distributors.


See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.  Summary of significant accounting policies
    ------------------------------------------

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

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provides that if LPL meets or exceeds certain financial goals set forth in the Agreement, then the Company will pay the sellers additional shares of the Company's common stock. During 2000, an additional 63,754 shares were issued to the sellers. The business of LPL principally is to distribute the Anywhere Learning System in the United Kingdom. The results of operations of LPL are included in the consolidated statements of income for the two years ended December 31, 2002.

On December 24, 1999, the Company entered into a stock purchase agreement to acquire 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The transaction's effective date was October 1, 1999. The purchase price was $1,800,000 consisting of cash payments totaling $1,752,000 and 35,148 shares of the Company's common stock valued at $48,000. The acquisition has been accounted for as a purchase. Results of Dolphin's operations are included in the consolidated income statements for the two years ended December 31, 2002. Dolphin provides software design services for unaffiliated customers.

During 2002 and 2001 net losses from foreign operations totaled
$(557,642) and $(87,687), respectively. No dividends were received from the foreign entity.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 and 98-9 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $153,465 and $237,375 of such non-monetary transactions for the years ended December 31, 2002 and 2001, respectively. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 2002 were $7,312,509 with $1,493,300 additional costs capitalized during 2002. Amortization expense totaled $1,160,717 in 2002 and $878,451 in 2001.

Goodwill

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition.

                                                  Accumulated
                                  Goodwill       Amortization
                                 ----------      ------------

Learning Pathways, Ltd.            780,399          (154,968)
Dolphin, Inc.                    1,429,144          (214,129)
                                ----------         ----------
                                $2,209,543         $(369,097)
                                ==========         ==========

Through 2001, goodwill was amortized with a fifteen year life. Beginning January 1, 2002, goodwill is no longer amortized. Impairment evaluations are made annually. Impairment costs and amortization expense from continuing operations totaled $ -0- in 2002 and $147,412 in 2001.

Amortization expense related to Projected Learning Programs, Inc.
was $260,000 in 2001. This expense is a part of the loss from discontinued operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packaging and educational software materials.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $193,177 and $221,816 for 2002 and 2001, respectively. The components of property and equipment at December 31, 2002, are as follows:


     Furniture, fixtures and office equipment          $  662,480
     Computers and software                               507,620
     Leasehold improvements                                33,283
     Vehicles                                              33,839
                                                       ----------
                                                        1,237,222
     Less: accumulated depreciation                      (900,213)
                                                       ----------

     Net property and equipment                        $  337,009
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


2. Options to purchase common stock
   --------------------------------

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

The Company's former non-qualified stock option plan originated in 1996. The following table summarizes stock option plan activity:


                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Directors Plan  Employee Plan    Total
                   ---------  --------------  -------------  ---------

Number of shares under
options outstanding as of:

December 31, 2001    971,076      93,000        1,124,334    2,188,410
Shares granted        96,000      99,000        1,036,000    1,231,000
Shares exercised          --          --               --           --
Shares expired      (145,000)    (30,000)        (769,164)    (944,164)
                    --------     -------        ---------    ---------
December 31, 2002    922,076     162,000        1,391,170    2,475,246
                    ========     =======        =========    =========

Option price
 range per share $.13 - $.50  $.13 - $.73     $.25 - $.50


3.  Common and preferred stock
    --------------------------

The following is a summary of common stock transactions during 2002:

                                         Shares Issued    Per Share
                                         -------------    ---------

Stock issued for cash and services
  totaling $8,500                             42,500         $.20

4.  Notes Payable and Long-term debt
    --------------------------------

The Company had the following indebtedness under notes and loan agreements:


                                    Current  Long-term    Total
                                    -------  ---------  --------

Line of credit with bank,
originated December 23, 1999,
matures April 30, 2003; initial
line - $1,145,000, payments of
$20,015 per month including interest
at prime rate (4.25% at December 31,
2002), remaining principal due at
maturity, secured by accounts
receivable and inventory            $642,162  $   --    $  642,162

Line of credit with bank, originated
December 23, 1999, matures April 30,
2003; initial line - $250,000,
payments of $6,000 per month
including interest at prime rate
(4.25% at December 31, 2002),
remaining principal due at maturity,
secured by accounts receivable and
inventory                            178,474      --       178,474

Lines of credit with bank,
originated April 30, 1999, to
December 23,1999, matures
February 4, 2003; maximum line -
$275,000, interest at the bank's
prime rate plus 3% (7.25% at
December 31, 2002), payable monthly,
principal due at maturity, secured
by accounts receivable and
inventory                            275,000      --       275,000

Installment notes payable to bank,
originated June 4, 1999, through
December 4, 2001 , matures February
24, 2003 through June 4, 2005;
principal and interest due in
monthly payments of $4,492, interest
at bank's prime rate plus .25%,
(4.5% at December 31, 2002); secured
by equipment                         53,065     26,549      79,614
                                 ----------  ---------  ----------

                                 $1,148,701  $  26,549  $1,175,250
                                 ==========  =========  ==========

Aggregate maturities of notes payable are as follows:

     2003          $1,148,701
     2004              22,831
     2005               3,718
                   ----------
                   $1,175,250
                   ==========

5.  Operating leases
    ----------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed December 31, 2002 at $12,587 a month. The agreement expires December 31, 2005.

The Company leases certain office equipment with lease payments of $2,099 and $914 per month. The agreements expire in August 2004 and August 2007, respectively.

Dolphin, Inc., a wholly owned subsidiary leases office space in Gibbsboro, New Jersey, for $9,130 a month under a lease agreement expiring May 31, 2004. Dolphin, Inc. leases equipment for $530 a month until February 2005.

Learning Pathways, Limited, a wholly owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,580. The lease renews each month for a period of ninety days.

Total rent expense was $299,690 for 2002 and $310,603 for 2001.

Future rental commitments under lease agreements are as follows:

     2003          $  303,156
     2004             233,213
     2005             163,197
     2006              10,968
     2007               7,312

6.  Income taxes
    ------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                 2002        2001
                                               -------     -------

Statutory federal income tax rate               (34.0%)    (34.0%)
State income taxes                               (6.0%)     (6.0%)
Write off of investment in subsidiary              --       (3.8%)
Amortization of goodwill                           --        2.4%
Nondeductible expenses                            3.0%        .2%
Foreign loss taxed at different rate             22.3%       1.1%
Other, net                                        2.4%      (2.2%)
                                               -------      ------
Effective income tax rate                      (12.3%)     (42.3%)


Deferred tax liabilities and assets at December 31, 2002 are comprised of the following:

Deferred tax liabilities:
Capitalized software                                $1,609,452
Plant and equipment and related depreciation             9,970
                                                    ----------
  Total deferred tax liabilities                     1,619,422
                                                    ----------

Deferred tax assets:
Receivables and inventory valuation allowances          40,923
Net operating loss carryforward                      1,343,848
Vacation accrual and deferred compensation              68,622
Deferred revenue                                        13,697
                                                    ----------

  Total deferred tax assets                          1,467,090
                                                    ----------
    Net liability                                   $ (152,332)
                                                    ==========

Net deferred tax asset                              $   54,620
Net deferred tax liability                            (206,952)
                                                    ----------

    Net liability                                   $ (152,332)
                                                    ==========

A deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available U.S. net operating loss carryforwards of approximately $3,359,621 for regular tax purposes expiring between the years 2003 and 2021.


7.  Royalty agreements
    ------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2003 to 2007. Royalty expense totaled $201,785 and $221,362 in 2002 and 2001, respectively.

8.  Related party transactions
    --------------------------

The Company has a note receivable from its President in the amount of $300,000 which was advanced in October 2000. The note bears interest at the Company's lowest bank lending rate (approximately 4.25% at December 31, 2002). Principal and interest is due in one payment on October 26, 2003.

9.  Significant customers and concentration of credit risk
    ------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of sales in 2002 or 2001.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.


10.  Commitments and contingencies
     -----------------------------

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

11.  Accrued liabilities
     -------------------

Accrued liabilities are comprised of the following at December 31, 2002:

     Accrued interest                                 $    4,938
     Accrued payroll, taxes and benefits                 473,290
     Accrued commissions and royalties                   496,261
     Accrued professional fees                            23,050
     Accrued - other                                      87,116
                                                      ----------
                                                      $1,084,655
                                                      ==========

12.  Litigation
     ----------

The Company may be the subject of various legal proceedings that could arise during the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

13.  Earnings per share
     ------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                            2002         2001
                                         ----------   ----------

          Basic                          14,306,228   14,201,172
          Diluted                        14,306,228   14,201,172

Employee stock options are included in the number of diluted common shares using the treasury stock method.

14.  Employee benefit plans
     ----------------------

The Company adopted a 401(k) Plan effective January 1, 1999. The Plan allows eligible employees to defer part of their income on a tax-favored basis into the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company may make contributions to the Plan as a matching percentage or as a lump sum amount determined annually.


15.  Foreign assets, liabilities and income
     --------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of LPL's financial condition at December 31, 2002 and the results of its operations for the year then ended stated in U.S. currency:

     Total assets                   $  978,743
     Total liabilities              $  916,664

     Revenues                       $1,142,965

     Net loss                       $ (557,642)
     Foreign income tax benefit     $  (16,016)


15.  Discontinued operations
     -----------------------

Effective December 31, 2001 the operations of Projected Learning Programs, Inc. were discontinued. The loss from discontinued operations has been disclosed on the statement of income. Total revenues from discontinued operations were $44,557 for 2001. All assets and liabilities have been transferred to the parent company.



Exhibit 11

Statement re: computation of per share earnings

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                       2002            2001
                                    ---------        ---------
     Basic                          14,306,228       14,201,172
     Diluted                        14,306,228       14,201,172

Employee stock options are included in the number of diluted common shares using the treasury stock method.




Exhibit 21

Subsidiaries of The American Education Corporation


Projected Learning Programs, Inc., an Oklahoma corporation
(Inactive)

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation


Exhibit 23.1

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 10, 2003, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Steakley, Gilbert, & Morgan, P.C.


March 31, 2003
Oklahoma City, Oklahoma