Form 10KSB/A
period 2002-12-31
AMERICAN EDUCATION CORP
filed 2003-05-02
CIK 705003

FORM 10-KSB/A

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


Explanatory Note
----------------

The American Education Corporation hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, (originally filed on March 31, 2003) to include the Section 302 Certification of Periodic Report and the required disclosures in Item 13 that were inadvertently not part of the original filing. Except for the foregoing, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB.



TABLE OF CONTENTS TO FORM 10-KSB


PART I


                                                       Page Number


Item 1     Description of Business                           3
Item 2     Description of Property                          11
Item 3     Legal Proceedings                                12
Item 4     Submission of Matters to a Vote of
           Security Holders                                 12


PART II


Item 5     Market for Common Stock and Related
           Stockholder Matters                              13
Item 6     Management's Discussion and Analysis
           or Plan of Operation                             13
Item 7     Financial Statements                             16
Item 8     Changes In and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                       16


PART III


Item 9    Directors, Executive Officers, Promoters,
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act                 17
Item 10   Executive Compensation                            18
Item 11   Security Ownership of Certain Beneficial
          Owners and Management                             20
Item 12   Certain Relationships and Related Transactions    21
Item 13   Controls and Procedures                           21
Item 14   Exhibits and Reports on Form 8-K                  22


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


Item 13.  Controls and Procedures
---------------------------------

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information, required to be disclosed under securities law, is identified and communicated to the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") on a timely basis. Our disclosure controls and procedures include communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

Within 90 days prior to the filing of this report, the Management of the Company, including the CEO and CFO evaluated the Company's disclosure controls and procedures. Based upon that evaluation, management concluded that the controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, subsequent to the date that management, including the CEO and CFO, completed their evaluation.


Item 14.  Exhibits and Reports on Form 8-K.
-------------------------------------------

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
Jeffrey E. Butler     /s/Jeffrey E. Butler          March 31, 2003
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            March 31, 2003
                      Chief Financial Officer

Monty C. McCurry      /s/Monty C. McCurry           March 31, 2003
                      Director

Newton W. Fink        /s/Newton W. Fink             March 31, 2003
                      Director

Stephen E. Prust      /s/Stephen E. Prust           March 31, 2003
                      Director
CERTIFICATIONS
--------------

I, Jeffrey E. Butler, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of The
American Education Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003


/s/ Jeffrey E. Butler
----------------------------
Signature
Title: Chief Executive Officer

CERTIFICATIONS
--------------

I, Neil R. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of The
American Education Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003


/s/ Neil R. Johnson
----------------------------
Signature
Title: Chief Financial Officer



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