Form 10QSB
period 2003-03-31
AMERICAN EDUCATION CORP
filed 2003-05-15
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES X   NO__

Number of shares of the issuer's common stock outstanding as of May 1,
2003:                      14,367,461

Transitional Small Business Disclosure Format        YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                            Page No.


PART I - FINANCIAL INFORMATION

Item 1          Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002             3

                Consolidated Statements of Income
                For the Three Months Ended March 31, 2003        4
                and for the Three Months Ended March 31, 2002

                Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2003        5
                and for the Three Months Ended March 31, 2002

                Notes to Interim Consolidated Financial
                Statements                                       6


Item 2          Management's Discussion and Analysis
                Of Financial Conditions and Results of
                Operations                                       8


Item 3          Controls and Procedures                         10


PART II - OTHER INFORMATION                                     11

SIGNATURE PAGES                                                 13




PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               March 31      December 31
                                                 2003            2002
                                            ------------     -----------
                                              (unaudited)     (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   63,439      $   74,405
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $107,319 and $102,309                   2,027,276       2,001,019
  Inventory                                      45,070          36,444
  Prepaid expenses and deposits                  57,003          62,758
  Deferred tax asset                             54,620          54,620
  Note receivable from officer                  300,000         300,000
                                             ----------      ----------
           Total current assets               2,547,408       2,529,246


Property and equipment, at cost               1,241,828       1,237,222
  Less accumulated depreciation and
   amortization                                (942,906)       (900,213)
                                             ----------      ----------
          Net property and equipment            298,922         337,009


Other assets:
  Capitalized software costs, net of
   accumulated amortization of $4,536,889
   and $4,195,444                             4,630,748      4,610,365
  Goodwill, net of accumulated
   amortization of $369,097 and $369,097      1,840,446      1,840,446
                                             ----------     ----------
          Total other assets                  6,471,194      6,450,811
                                             ----------     ----------
          Total assets                       $9,317,524     $9,317,066
                                             ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $  590,291     $  569,066
  Accrued liabilities                         1,135,263      1,084,655
  Accounts payable - Affiliate                   60,000         60,000
  Deferred revenue                              244,047        238,080
  Notes payable and current portion of
   long-term debt                             1,072,476      1,148,701
                                             ----------     ----------
          Total current liabilities           3,102,077      3,100,502


Other long-term accrued liabilities             187,785        171,555
Deferred income tax liability - Long-term       187,665        206,952
Long-term debt                                   16,771         26,549
                                             ----------     ----------
          Total liabilities                   3,494,298      3,505,558
                                             ----------     ----------
Commitments and contingencies                        -              -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                             -              -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,314,961
    shares                                      357,874        357,874
  Additional paid in capital                  6,646,746      6,649,240
  Treasury stock, at cost, 34,000 shares        (19,125)       (19,125)
  Retained deficit                           (1,176,481)    (1,176,481)
  Year-to-date earnings                          14,212             -
                                             ----------     ----------
      Total stockholders' equity              5,823,226      5,811,508
                                             ----------     ----------
      Total liabilities and stockholders'
       equity                                $9,317,524     $9,317,066
                                             ==========     ==========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited)

                                                 2003          2002
                                             -----------   -----------

Sales                                        $1,897,319    $ 1,945,947
Cost of goods sold                              287,157        549,631
                                             ----------    -----------

Gross profit                                  1,610,162      1,396,316

Operating expenses:
 Selling and marketing                          542,986        623,589
 Operations                                      77,596         62,922
 General and administrative                     643,267        641,622
 Amortization of capitalized software costs     340,375        241,292
                                             ----------    -----------
Total operating expenses                      1,604,224      1,569,425
                                             ----------    -----------

Operating income (loss)                           5,938       (173,109)

Other income (expense):
 Interest income                                     --          1,916
 Interest expense                               (11,013)       (31,015)
                                            -----------     ----------

Net (loss) before income taxes                   (5,075)      (202,208)

 Current income tax benefit                          --         (5,281)
 Deferred income tax benefit                    (19,287)       (73,842)
                                            -----------     ----------

Net Income (loss)                           $    14,212     $ (123,085)
                                            ===========     ==========

Basic                                        14,314,961     14,279,544

Earnings per share                          $     0.001    $    (0.009)

Diluted                                      14,314,961     14,328,600

Earnings per share                          $     0.001    $    (0.009)

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(unaudited)


                                                 2003           2002
                                             -----------    -----------

Cash flows from operating activities:
Net income (loss)                            $    14,212     $ (123,085)
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                   384,138        289,635
 Reserve for bad debts                             5,010         20,259
 Services rendered for common stock                   --          8,500
 Deferred compensation                            16,230         16,230
 Other                                            (2,494)         8,282

Changes in assets and liabilities:
 Accounts receivable                             (31,267)       191,478
 Inventories                                      (8,626)        18,228
 Prepaid expenses and other                        5,755       ( 14,547)
 Accounts payable and accrued liabilities         71,833         23,580
 Accounts payable - Affiliate                         --         60,000
 Deferred revenue                                  5,967         37,665
 Income taxes payable                                 --         (1,987)
 Deferred income taxes                           (19,287)       (74,844)
                                               ---------      ---------
 Net cash provided by operating activities       441,471        459,394
                                               ---------      ---------

Cash flow from investing activities:
 Software development costs capitalized         (361,828)      (472,602)
 Purchase of property and equipment               (4,606)       (21,266)
                                               ---------      ---------

 Net cash used in investing activities          (366,434)      (493,868)
                                               ---------      ---------

Cash flows from financing activities:

 Proceeds received from issuance of debt              --            --
 Principal payments on notes payable             (86,003)      (80,113)
                                               ---------      --------

 Net cash used in financing activities           (86,003)      (80,113)
                                               ---------      --------

Net (decrease) in cash                           (10,966)     (114,587)

Cash at beginning of the period                   74,405       612,052
                                               ---------      --------

Cash at end of the period                      $  63,439      $497,465

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.  Nature of Business:
    ------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Learning Pathways, Ltd. ("LPL"), Derby, UK, and Dolphin,Inc. ("Dolphin"), Gibbsboro, NJ. LPL modifies the Company's U.S. curriculum offfering to conform to the UK's educational system and markets these products directly to UK and other international markets. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.

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

The interim consolidated financial statements at March 31, 2003, and for the three month periods ended March 31, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three month period ending March 31, 2003 are not necessarily indicative of the results that can be expected for the entire year.

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

5.  Goodwill:
    --------

Goodwill relates to the acquisitions in 1998 of LPL and in 1999 of Dolphin. Through 2001, goodwill was amortized with a fifteen year life. Beginning January 1, 2002, goodwill is no longer amortized. Impairment evaluations are made annually and any necessary expense recognized.

6.  Inventories:
    -----------

Inventories are stated at the lower of cost (first-in, first-out), or market, and consist of packaging and educational software materials.

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

At March 31, 2003, paid-in capital includes $27,514 of foreign currency translation adjustments.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003 the Company's principal sources of liquidity included cash and cash equivalents of $63,439 net accounts receivable of $2,027,276 and inventory of $45,070. The Company's net cash provided by operating activities during the first quarter was $441,471 in 2003 compared to $459,394 in 2002. Net cash used in investing activities for the same period decreased by 26% from $493,868 in 2002 to $366,434 in 2003, and was comprised primarily of investment in capitalized software development costs. During the quarter ended March 31, 2003 total debt was reduced by $86,003, or 7.3%.

At March 31, 2003, the Company had working capital of $(554,669) compared to $(571,256) at December 31, 2002. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit and has, in the past, been recorded as long-term debt. The Company has reached an agreement with its lenders to extend its recently matured loans until at least September 1, 2003.
At March 31, 2003, the debt was reclassified as current, resulting in a negative working capital position. The Company is continuing to seek alternative borrowing arrangements with several financing sources.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002
---------------------------------------------------------

Net sales for the three months ended March 31, 2003, totaled $1,897,319 compared to $1,945,947 for the same period in 2002. This represents a decrease of 2% over the comparable 2002 quarter and is attributable to a combination of an increase in orders at AEC, offset by planned sales decreases at the LPL and Dolphin subsidiaries. A decline in the subsidiaries' revenues is a result of downsizing operations and a refocusing of these business units to achieve a return to profitable operations. AEC's revenue increase over the same quarter in 2002 is a result of certain states beginning to increase their education spending for the type of products offered by the Company, after over a year of spending delays or deferments associated with many, important to the Company's sales plan, state economies experiencing difficulties that were also amplified by delays in federal funding being released to most individual states. Dolphin's decrease results because in 2002 a number of contract awards were signed in the first quarter that qualified for revenue recognition, whereas in 2003 most of their new contracts were signed subsequent to the end of the quarter. We believe that these contracts will have a positive effect on the subsequent quarterly periods in the 2003 fiscal year for Dolphin and consolidated operations.

During 2002, it became evident at both LPL and Dolphin that their cost structures were too high based upon the revenue generated and immediate prospects for increase in revenues, resulting in losses at both subsidiaries. At LPL a decision was made to reduce the staff from 24
employees to 7 employees in the last half of 2002.   Due to severance
and benefit rules in the UK, the effects of this reduction, along with the corresponding reduction in benefits and other associated administrative costs, did not fully impact LPL until after the beginning of 2003. At Dolphin, changes in subsidiary management were implemented in the third quarter of 2002 and personnel levels were reduced from 23 to 12 employees. Total cost savings realized from these completed actions during the first quarter of 2003 approximated $206,000.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2003 decreased to 15% from 28% of net revenues for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. The decrease at Dolphin is primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product family, A+dvanced Learning System, registered trademark, (A+LS), provided gross profit margins of 96% in the first quarter of 2003. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, increased slightly to $1,604,224 for the three months ended March 31, 2003, compared to $1,569,425 for the same 2002 quarter. As a percentage of sales revenue, operating expenses increased from 80.7% in 2002 to 84.6% in 2003. This increase in operating expenses as a percentage of revenues is primarily due to the increase in amortization of product development costs. During the first quarter of 2003, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System, registered trademark, product family as well as continued its investment into A+dvancer, trademark, the Company's post-secondary testing and online curriculum offering. The increase in amortization expense is a result of increases in capitalized development costs that are associated with these essential investments in the Company's future and competitive position.

As a component of total operating expenses, selling and marketing costs decreased by 12.9%, from $623,589 for the three months ended March 31, 2002, to $542,986 for the current period. The decrease in the first quarter 2003 selling expenses are largely attributable to the reductions in personnel at LPL and Dolphin. General and administrative expenses, including operations, increased slightly from $704,544 to $720,863. This increase is primarily attributable to increased technical support department costs and professional fees offset by decreases in operating costs at LPL and Dolphin, discussed above.

Interest expense was $11,013 for the three months ended March 31, 2003 compared to $31,015 for the same 2002 quarter reflecting the lower amount of debt and lower interest rates in effect in 2003. The credit for income taxes differs from the amount that would normally be expected because pre-tax income at LPL is offset against a loss carry forward and no tax is provided since the tax effect of the loss carry forward has not been recorded under UK accounting rules. There is net income of $14,212 for the three months ended March 31, 2003, compared to net loss of $123,085 for the same period in 2002 primarily as a result or the decreases in costs discussed above.

Company management continues to believe that significant future growth opportunities exist in the school, adult literacy, post secondary and the home or self-directed education markets on a worldwide basis. These markets may be accessed by not only the Company's traditional distribution-based methods of selling and marketing, but also by the growth and increasing acceptance of electronic learning, or e-learning. The Company's ongoing investment in content, computer adaptive assessment tools, programming technology, and server infrastructure should provide a broad platform to secure new business partners and address the many opportunities that are believed to be emerging in the educational technology industry on a global basis. The Company's investment into the United Kingdom through its acquisition of Learning Pathways, Ltd. in 1998 underscores management's conviction that the Company is engaged in a global marketplace. In this global market, the Company's English-language content, which is suitable for both the U.S. and the UK's instructional systems, will meet the requirements for many countries where English-language instruction is part of the required coursework. Management believes that the Company's investment into content, technology and its online learning business model should provide for expanded growth opportunities on a worldwide basis in the future.

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets.
The most significant of these investments has been the sustained spending on the Company's new Java-based A+nyWhere Learning System,
A+ University, trademark, staff development product line and A+dvancer, a post-secondary testing and online curriculum product offering. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its product to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be a new lower cost structure and the development of important new partnerships provide a favorable, competitive basis for sustained, future growth and profitability.


Item 3 - Controls and Procedures
--------------------------------

Within 90 days prior to the filing of this report, the Management of the Company, including the Chief Executive Officer and the Chief Financial Officer has evaluated the Company's disclosure controls and procedures. Based upon this evaluation, management has concluded that the controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, subsequent to the date that management, including the Chief Executive Officer and Chief Financial Officer, completed this evaluation.



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


May 15, 2003

By:  /s/Jeffrey E. Butler
     --------------------
     Jeffrey E. Butler,
     Chief Executive Officer
     Chairman of the Board
     Treasurer




CERTIFICATIONS


I, Jeffrey E. Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The American Education Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/  Jeffrey E. Butler
----------------------
Jeffrey E. Butler
Title:  Chief Executive Officer



I, Neil R. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The American Education Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/  Neil R. Johnson
--------------------
Neil R. Johnson
Title:  Chief Financial Officer




Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350



Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of The American Education Corporation (the "Company") certifies that the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 15, 2003           /s/ Jeffrey E. Butler
                               ---------------------
                               Jeffrey E. Butler,
                               Chief Executive Officer



Dated:  May 15, 2003          /s/ Neil R. Johnson
                              -------------------
                              Neil R. Johnson,
                              Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.