Form 10QSB
period 2003-06-30
AMERICAN EDUCATION CORP
filed 2003-08-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Number of shares of the issuer's common stock outstanding as of August 1,
2003:                      14,367,461

Transitional Small Business Disclosure Format        YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                            Page No.


PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           June 30, 2003 and December 31, 2002                 3

           Consolidated Statements of Income
           For the Three Months Ended June 30, 2003            4
           and for the Three Months Ended June 30, 2002

           For the Six Months Ended June 30, 2003
           and for the Six Months Ended June 30, 2002          5

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2003              6
           and for the Six Months Ended June 30, 2002

           Notes to Interim Consolidated Financial
           Statements                                          7


Item 2    Management's Discussion and Analysis
          Of Financial Conditions and Results of
          Operations                                          9


PART II - OTHER INFORMATION                                  13

SIGNATURE PAGE                                               15



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Consolidated Balance Sheets

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                               June 30       December 31
                                                 2003            2002
                                            ------------     -----------
                                              (unaudited)     (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   93,948      $   74,405
  Accounts receivable, net of
   allowance for returns and
   uncollectible accounts of
   $209,319 and $102,309                      2,844,810       2,001,019
  Inventory                                      46,689          36,444
  Prepaid expenses and deposits                  77,157          62,758
  Deferred tax asset                             54,620          54,620
  Note receivable from officer                  300,000         300,000
                                             ----------      ----------
     Total current assets                     3,417,224       2,529,246


Property and equipment, at cost               1,255,642       1,237,222
  Less accumulated depreciation and
   amortization                                (978,653)       (900,213)
                                             ----------      ----------
     Net property and equipment                 276,989         337,009

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $4,894,654
   and $4,195,444                             4,582,789       4,610,365
  Goodwill, net of accumulated
   amortization of $369,097 and $369,097      1,840,446       1,840,446
                                             ----------      ----------
     Total other assets                       6,423,235       6,450,811
                                             ----------      ----------
     Total assets                           $10,117,448      $9,317,066
                                            ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $  504,044      $  569,066
  Accrued liabilities                         1,195,656       1,084,655
  Accounts payable - Affiliate                      --           60,000
  Deferred revenue                              441,196         238,080
  Notes payable and current portion of
   long-term debt                               919,001       1,148,701
                                             ----------      ----------
     Total current liabilities                3,059,897       3,100,502

Other long-term accrued liabilities             204,016         171,555
Deferred income tax liability - Long-term       437,167         206,952
Long-term debt                                  300,000          26,549
                                             ----------      ----------
     Total liabilities                        4,001,080       3,505,558
                                             ----------      ----------
Commitments and contingencies                        -               -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                             -               -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,367,461 shares   359,186         357,874
  Additional paid in capital                  6,668,569       6,649,240
  Treasury stock, at cost, 34,000 shares        (19,125)        (19,125)
  Retained deficit                           (1,176,481)     (1,176,481)
  Year-to-date earnings                         284,219              -
                                             ----------      ----------
     Total stockholders' equity               6,116,368       5,811,508
                                             ----------      ----------
     Total liabilities and stockholders'
      equity                                $10,117,448      $9,317,066
                                            ===========      ==========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)

                                                 2003          2002
                                             -----------   -----------

Sales                                         $2,450,636    $2,714,391
Cost of goods sold                               337,097       631,608
                                              ----------    ----------

Gross profit                                   2,113,539     2,082,783

Operating expenses:
 Selling and marketing                           445,665       804,069
 Operations                                      118,463       117,212
 General and administrative                      650,653       692,870
 Amortization of capitalized software
  costs                                          357,598       252,163
                                              ----------    ----------
Total operating expenses                       1,572,379     1,866,314
                                              ----------    ----------
Operating income                                 541,160       216,469

Other income (expense):
 Interest income                                     152         2,140
 Interest expense                                (23,152)      (21,150)
                                              ----------    ----------
Net income before income taxes                   518,160       197,459

 Current income tax benefit                           --       (40,643)
 Deferred income taxes                           248,153       133,173
                                              ----------    ----------
Net Income                                    $  270,007    $  104,929
                                              ==========    ==========

Basic                                         14,367,461    14,314,961

Earnings per share                           $     0.019    $    0.007

Diluted                                       14,453,861    14,314,961

Earnings per share                           $     0.019    $    0.007

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)


                                                     2003          2002
                                                -----------   -----------

Sales                                           $ 4,347,954   $ 4,660,338
Cost of goods sold                                  664,253     1,181,239
                                                -----------   -----------

Gross profit                                      3,683,701     3,479,099

Operating expenses:
 Selling and marketing                              988,651     1,427,658
 Operations                                         196,059       180,134
 General and administrative                       1,253,920     1,334,492
 Amortization of capitalized software costs         697,973       493,455
                                                -----------   -----------
Total operating expenses                          3,136,603     3,435,739
                                                -----------   -----------
Operating income                                    547,098        43,360

Other income (expense):
 Interest income                                        181         4,056

 Interest expense                                   (34,194)      (52,165)
                                                -----------   -----------

Net income (loss) before income taxes               513,085        (4,749)

 Current income tax benefit                              --       (45,924)
 Deferred income taxes                              228,866        59,331
                                                -----------   -----------

Net Income (loss)                               $   284,219   $   (18,156)
                                                ===========   ===========

Basic                                            14,350,928    14,297,351

Earnings per share                              $      0.02   $    (0.001)

Diluted                                          14,437,328    14,297,351

Earnings per share                              $      0.02   $    (0.001)


The accompanying notes are an integral part of the financial statements.





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)


                                                    2003          2002
                                                -----------   -----------

Cash flows from operating activities:
Net income (loss)                               $   284,219   $   (18,156)
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization                      777,650       592,221
 Reserve for bad debts                              107,010        43,870
 Services rendered for common stock                   3,675         8,500
 Deferred compensation                               32,461        32,460
 Other                                               16,966        (2,538)

Changes in assets and liabilities:
 Accounts receivable                               (950,801)     (184,609)
 Inventories                                        (10,245)       39,653
 Prepaid expenses and other                         (14,399)       14,127
 Accounts payable and accrued liabilities            45,979       235,414
 Accounts payable - Affiliate                       (60,000)       60,000
 Deferred revenue                                   203,116        61,029
 Income taxes payable                                    --       (86,356)
 Deferred income taxes                              230,215        59,301
                                                -----------   -----------
 Net cash provided by operating activities          665,846       854,916
                                                -----------   -----------

Cash flow from investing activities:
 Software development costs capitalized            (671,634)     (803,480)
 Purchase of property and equipment                 (18,420)      (33,162)
                                                -----------   -----------

Net cash used in investing activities              (690,054)     (836,642)
                                                -----------   -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt           300,000             --
 Principal payments on notes payable              (256,249)      (176,122)
                                                ----------   ------------

Net cash provided by (used in)  financing
 activities                                         43,751       (176,122)
                                                ----------   ------------

Net increase (decrease) in cash                     19,543       (157,848)

Cash at beginning of the period                     74,405        612,052
                                                ----------   ------------

Cash at end of the period                       $   93,948   $    454,204
                                                ==========   ============

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.  Nature of Business:
    ------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two active subsidiaries, Learning Pathways, Ltd. ("LPL"), Derby, UK, and Dolphin, Inc. ("Dolphin"), Gibbsboro, NJ. LPL modifies the Company's U.S. curriculum offering to conform to the UK's educational system and markets these products directly to UK and other international markets. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.


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

The interim consolidated financial statements at June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2003 are not necessarily indicative of the results that can be expected for the entire year.

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


9.  Income Taxes:
    ------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.


10.  Computation of Earnings Per Share:
     ---------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options to purchase common stock.


11.  Stockholders' Equity:
     --------------------

During the six months ended June 30, 2003, directors and distributors were awarded 52,500 shares of the Company's common stock for services rendered.

At June 30, 2003, paid-in capital includes $7,840 of foreign currency translation adjustments.


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


Liquidity and Capital Resources
-------------------------------

As of June 30, 2003 the Company's principal sources of liquidity included cash and cash equivalents of $93,948, net accounts receivable of $2,844,810 and inventory of $46,689. The Company's net cash provided by operating activities during the six months ended June 30 was $665,846 in 2003 compared to $854,916 in 2002. Net cash used in investing activities for the same period decreased by 17.5% from $836,642 in 2002 to $690,054 in 2003, and was comprised primarily of investment in capitalized software development costs. During the six months ended June 30, 2003 debt due to financial institutions was reduced by $256,249, or 21.8%. In April 2003, the Company borrowed $300,000 from major shareholder affiliates, which is subordinated to the debt owed the Company's senior lender. The proceeds from the subordinated debt were used to reduce accounts payable and accrued liabilities.

At June 30, 2003, the Company had working capital of $357,327 compared to $(571,256) at December 31, 2002. The majority of the cash for the Dolphin acquisition in late 1999 was borrowed under a portion of the Company's lines of credit. The Company has reached an agreement with its lenders to extend its loans under the credit lines until November 1, 2003 if the Company attained certain performance criteria, which were met at June 30, 2003. Therefore, all bank debt is classified as current. The Company is continuing to seek alternative borrowing arrangements with several financing sources.

With the expansion of the Company's product lines, the addition of new products and improved coverage of certain markets combined with indicators signaling regional increases in school spending, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt financing and capital enhancement.



RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------

Net sales for the three months ended June 30, 2003 totaled $2,450,636 compared to $2,714,391 for the same period in 2002. This represents a decrease of 9.7% over the comparable 2002 quarter and is attributable to a combination of an increase in orders at AEC, offset by planned sales decreases at the LPL and Dolphin subsidiaries. A decline in the subsidiaries' revenues is a result of downsizing operations and a refocusing of these business units to achieve a return to profitable operations. AEC's revenue increase over the same quarter in 2002 is a result of certain states that are important to the Company's market penetration continuing to increase their education spending for the type of products offered by the Company, after over a year of spending delays or deferments.

During 2002, it became evident at both LPL and Dolphin that their cost structures were too high based upon the revenue generated and immediate prospects for increase in revenues, resulting in losses at both subsidiaries. At LPL a decision was made to reduce the staff from 24
employees to 7 employees in the last half of 2002.   Due to severance and
benefit rules in the UK, the effects of this reduction, along with the corresponding reduction in benefits and other associated administrative costs, did not fully impact LPL until after the beginning of 2003. At Dolphin, changes in subsidiary management were implemented in the third quarter of 2002 and personnel levels were reduced from 23 to 13 employees. Total cost savings realized from these completed actions approximated $351,000 during the second quarter of 2003 and $557,000 for the six months ended June 30, 2003.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2003 decreased to 13.8% from 23.3% of net revenues for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. The decrease at Dolphin is primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product familes, A+nyWhere Learning System(r) and A+dvanced Learning System(r) ("A+LS"), provided gross profit margins of 97% in the second quarter of 2003. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, decreased to $1,572,379 for the three months ended June 30, 2003, compared to $1,866,314 for the same 2002 quarter. As a percentage of sales revenue, operating expenses decreased from 68.8% in 2002 to 64.2% in 2003. This decrease in operating expenses as a percentage of revenues is primarily due to decreases in commissions due on direct sales offset somewhat by the increase in amortization of product development costs. During the second quarter of 2003, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System product family as well as continued investment into A+dvancer(tm), the Company's post-secondary testing and online curriculum offering that was released late in the second quarter of 2003. The increase in amortization expense is a result of increases in capitalized development costs that are associated with these essential investments in the Company's future and competitive position.

As a component of total operating expenses, selling and marketing costs decreased by 44.6%, from $804,069 for the three months ended June 30, 2002, to $445,665 for the current period. The decrease in the second quarter 2003 selling expenses is largely attributable to the decrease in commissions mentioned above and reductions in personnel at LPL and Dolphin. General and administrative expenses, including operations, decreased from $810,082 to $769,116 or by 5.1%. This decrease is primarily attributable to the decreases in operating costs at LPL and Dolphin discussed above.

Interest expense was $23,152 for the three months ended June 30, 2003 compared to $21,150 for the same 2002 quarter reflecting slightly higher interest rates in effect during the second quarter of 2003. Net income was $270,007 for the three months ended June 30, 2003, compared to $104,929 for the same period in 2002, primarily as a result of the decreases in costs discussed above.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
------------------------------------------------------

Net sales for the six months ended June 30, 2003, totaled $4,347,954 compared to $4,660,338 for the same period in 2002. This represents a decrease of 6.7% over the comparable 2002 period. This decrease is attributable to increases in sales at AEC being offset by planned decreases in sales at LPL and Dolphin as a result of the restructuring programs discussed in the second quarter analysis above.

The Company has experienced significant growth in its online content delivery business since the introduction of its client-server online version of the A+nyWhere Learning System in early 2002 followed by the Company's browser-based Version 4.0 in the fall of 2002. Orders for the first half of 2003 have increased by 85% over the last half of 2002. Generally accepted accounting principles require the revenue to be deferred and recognized ratably over the period of service, accordingly this increase will not have a significant affect on the Company's revenues until 2004. Late in the second quarter of 2003, the Company released A+dvancer, an online college diagnostic, prescriptive admissions test and remedial curriculum offering for reading, writing, mathematics and algebra that is aligned to the College Board's ACCUPLACER(tm), Online tests.
ACCUPLACER Online tests are widely recognized as the admissions standard for academically challenged students. The Company's new A+dvancer products provide for expanded testing and the online delivery of highly focused remedial coursework. The Company believes that this new product offering will continue to provide additional impetus to the growth of the its online business in future periods.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2003 decreased to 15.3% compared to 25.3% for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. The decrease at Dolphin is primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 95% in the first six months of 2003.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $3,136,603 for the six months ended June 30, 2003, compared to $3,435,739 for the same 2002 fiscal period. As a percentage of sales revenue, operating expenses decreased from 73.7% in 2002 to 72.1% in 2003. This decrease in operating expenses results primarily from decreases in sales and marketing expense resulting from a reduction in commissions due on direct sales and the cost reductions at the Company's subsidiaries, partially offset by the increase in amortization of product development costs.

General and administrative expenses, including operations, decreased from $1,514,626 to $1,449,979 or 4.3%. This improvement is primarily attributable to decreases in administrative costs at the Company's subsidiaries.

Interest expense for the six months ended June 30, decreased from $52,165 in 2002 to $34,194 in 2003 reflecting the reduction in debt levels and interest rates in 2003 compared to the prior year. There is net income of $284,219 for the six months ended June 30, 2003, compared to a net loss of $(18,156) for the same period in 2002 as a result of the decreased expenses noted above.

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

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets. The most significant of these investments has been the sustained spending on the Company's new Java-based A+nyWhere Learning System, A+ University staff development product line and A+dvancer, a post-secondary testing and online curriculum product offering. In its planning of the future, management believes that the Internet will become a principal method for the future delivery of its product to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be a new lower cost structure and the development of important new partnerships provide a favorable, competitive basis for sustained, future growth and profitability.


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


Item 2.     Changes in Securities
            ---------------------

During the six months ended June 30, 2003, directors and distributors were awarded 52,500 shares of the Company's common stock for services rendered.


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

An 8-K was filed on August 4, 2003 containing the press release announcing earning results for the second quarter.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


August 14, 2003

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

Date:  August 14, 2003

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

Date:  August 14, 2003

/s/  Neil R. Johnson
--------------------
Neil R. Johnson
Title:  Chief Financial Officer




Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350



Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of The American Education Corporation (the "Company") certifies that the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2003

/s/ Jeffrey E. Butler
---------------------
Jeffrey E. Butler, Chief Executive Officer



Dated:  August 14, 2003

/s/ Neil R. Johnson
-------------------
Neil R. Johnson, Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.