Form 10QSB
period 2003-09-30
AMERICAN EDUCATION CORP
filed 2003-11-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares of the issuer's common stock outstanding as of November 1,
2003:                      14,367,461

Transitional Small Business Disclosure Format        YES       NO X



THE AMERICAN EDUCATION CORPORATION

INDEX

                                                                Page No.


PART I - FINANCIAL INFORMATION


Item 1     Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002                 3

           Consolidated Statements of Income
           For the Three Months Ended September 30, 2003            4
           and for the Three Months Ended September 30, 2002

           For the Nine Months Ended September 30, 2003
           and for the Nine Months Ended September 30, 2002         5

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2003            6
           and for the Nine Months Ended September 30, 2002

           Notes to Interim Consolidated Financial
           Statements                                              7


Item 2    Management's Discussion and Analysis
          Of Financial Conditions and Results of
          Operations                                               9


PART II - OTHER INFORMATION                                       13

SIGNATURE PAGE                                                    15




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Consolidated Balance Sheets

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                            September 30      December 31
                                                 2003            2002
                                            ------------     -----------
                                              (unaudited)     (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   146,206      $   74,405
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $225,000 and $102,309                    2,855,161       2,001,019
  Inventory                                       46,589          36,444
  Prepaid expenses and deposits                  163,028          62,758
  Deferred tax asset                              54,620          54,620
  Note receivable from officer                   300,000         300,000
                                             -----------      ----------
      Total current assets                     3,565,604       2,529,246


Property and equipment, at cost                1,265,753       1,237,222
  Less accumulated depreciation and
   amortization                               (1,021,208)       (900,213)
                                             -----------      ----------
      Net property and equipment                 244,545         337,009


Other assets:
  Capitalized software costs, net of
   accumulated amortization of
   $5,267,563 and $4,195,444                   4,543,363       4,610,365
  Goodwill, net of accumulated
   amortization of $369,097 and $369,097       1,840,446       1,840,446
                                             -----------      ----------
      Total other assets                       6,383,809       6,450,811
                                             -----------      ----------
      Total assets                           $10,193,958      $9,317,066
                                             ===========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $   343,492      $  569,066
  Accrued liabilities                          1,058,681       1,084,655
  Accounts payable - Affiliate                       --           60,000
  Deferred revenue                               682,517         238,080
  Notes payable and current portion
   of long-term debt                             774,943       1,148,701
                                             -----------      ----------
      Total current liabilities                2,859,633       3,100,502


Other long-term accrued liabilities              220,245         171,555
Deferred income tax liability - Long-term        595,972         206,952
Long-term debt                                   307,562          26,549
                                             -----------      ----------
      Total liabilities                        3,983,412       3,505,558
                                             -----------      ----------
Commitments and contingencies                         -               -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                              -               -
  Common Stock, $.025 par value
  Authorized 30,000,000 shares
  Issued and outstanding - 14,367,461
   shares                                        359,186         357,874
  Additional paid in capital                   6,644,600       6,649,240
  Treasury stock, at cost, 34,000 shares         (19,125)        (19,125)
  Retained deficit                            (1,176,481)     (1,176,481)
  Year-to-date earnings                          402,366              -
                                             -----------      ----------
      Total stockholders' equity               6,210,546       5,811,508
                                             -----------      ----------
      Total liabilities and stockholders'
       equity                                $10,193,958      $9,317,066
                                             ===========      ==========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)



                                                 2003          2002
                                             -----------   -----------

Sales                                        $ 2,290,305   $ 2,377,816
Cost of goods sold                               336,706       685,492
                                             -----------   -----------
Gross profit                                   1,953,599     1,692,324

Operating expenses:
  Selling and marketing                          606,222       631,264
  Operations                                      98,302       102,212
  General and administrative                     582,007       629,833
  Amortization of capitalized software
   costs                                         371,084       287,685
                                             -----------   -----------
Total operating expenses                       1,657,615     1,650,994
                                             -----------   -----------

Operating income                                 295,984        41,330

Other income (expense):
  Interest income                                     --         1,072
  Interest expense                               (17,682)      (21,189)
                                             -----------   -----------
Net income before income taxes                   278,302        21,213

  Current income taxes                                --        24,575
  Deferred income taxes                          160,155       (21,852)
                                             -----------   -----------
Net Income                                   $   118,147   $    18,490
                                             ===========   ===========

Basic                                         14,367,461    14,314,961

Earnings per share                           $     0.008   $     0.001

Diluted                                       15,329,630    14,314,961

Earnings per share                           $     0.008   $     0.001

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)



                                                     2003          2002
                                                -----------   -----------

Sales                                           $ 6,638,259   $ 7,038,154
Cost of goods sold                                1,000,960     1,866,731
                                                -----------   -----------

Gross profit                                      5,637,299     5,171,423

Operating expenses:
  Selling and marketing                           1,594,872     2,058,922
  Operations                                        294,361       282,346
  General and administrative                      1,835,927     1,964,325
  Amortization of capitalized software costs      1,069,057       781,140
                                                -----------   -----------
Total operating expenses                          4,794,217     5,086,733
                                                -----------   -----------

Operating income                                    843,082        84,690

Other income (expense):
  Interest income                                       181         5,128
  Interest expense                                  (51,876)      (73,354)
                                                -----------   -----------

Net income before income taxes                      791,387        16,464

  Current income taxes                                   --       (21,349)
  Deferred income taxes                             389,021        37,479
                                                -----------   -----------

Net Income                                      $   402,366   $       334
                                                ===========   ===========

Basic                                            14,356,499    14,303,285

Earnings per share                              $     0.028   $        --

Diluted                                          15,318,668    14,303,285

Earnings per share                              $     0.026   $        --

The accompanying notes are an integral part of the financial statements.





THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)


                                                    2003          2002
                                                -----------   -----------

Cash flows from operating activities:
Net income                                      $   402,366   $       334
  Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities:
  Depreciation and amortization                   1,193,114       930,963
  Reserve for bad debts                             122,691        15,854
  Services rendered for common stock                  3,675         8,500
  Deferred compensation                              48,690        48,690
  Other                                              (7,003)       13,180

Changes in assets and liabilities:
  Accounts receivable                              (976,833)     (399,955)
  Inventories                                       (10,145)       43,656
  Prepaid expenses and other                       (100,270)       60,455
  Accounts payable and accrued liabilities         (251,548)      415,403
  Accounts payable - Affiliate                      (60,000)       60,000
  Deferred revenue                                  444,437       157,526
  Income taxes payable                                   --       (58,250)
  Deferred income taxes                             389,020        37,508
                                                -----------   -----------

Net cash provided by operating activities         1,198,194     1,333,864
                                                -----------   -----------

Cash flow from investing activities:
  Software development costs capitalized         (1,005,117)   (1,147,646)
  Purchase of property and equipment                (28,531)      (38,265)
                                                -----------   -----------

Net cash used in investing activities            (1,033,648)   (1,185,911)
                                                -----------   -----------

Cash flows from financing activities:
  Proceeds received from issuance of debt           300,000            --
  Principal payments on notes payable              (392,745)     (715,569)
                                                -----------   -----------

Net cash used in financing activities               (92,745)     (715,569)
                                                -----------   -----------

Net increase (decrease) in cash                      71,801      (567,616)

Cash at beginning of the period                      74,405       612,052
                                                -----------   -----------

Cash at end of the period                       $   146,206   $    44,436
                                                ===========   ===========

The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


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

The interim consolidated financial statements at September 30, 2003, and for the three and nine-month periods ended September 30, 2003 and 2002 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three and nine-month periods ending September 30, 2003 are not necessarily indicative of the results that can be expected for the entire year.

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


5.  Goodwill:
    --------

Goodwill relates to the acquisitions in 1998 of LPL and in 1999 of Dolphin. Through 2001, goodwill was amortized with a fifteen-year life. Beginning January 1, 2002, goodwill is no longer amortized. Impairment evaluations are made annually and any necessary expense recognized.


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


10.  Computation of Earnings Per Share:
     ---------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include options to purchase common stock and convertible subordinated debt.


11. Stockholders' Equity:
    --------------------

During the quarter ended September 30, 2003 the Board of Directors approved the issuance of stock options to the outside directors and employees. On July 31, 2003 each outside director received 12,666 qualified options and 30,000 non-qualified options to purchase the Company's stock for $.30 per share. Also on July 31, 2003 company employees were awarded qualified options to purchase 1,184,500 shares of the Company's stock and non-qualified options to purchase 205,000 shares of the Company's stock for $.30 per share. The employee options vest over a two year period and expire in 2006. On August 29, 2003, employees were awarded non-qualified options to purchase 191,500 shares of the Company's common stock for $.47 per share. These options expire in 2006.

At September 30, 2003, paid-in capital includes $31,810 of foreign currency translation adjustments.


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


Liquidity and Capital Resources
-------------------------------

As of September 30, 2003 the Company's principal sources of liquidity included cash and cash equivalents of $146,206, net accounts receivable of $2,855,161 and inventory of $46,589. The Company's net cash provided by operating activities during the nine months ended September 30 was $1,198,194 in 2003 compared to $1,333,864 in 2002. Net cash used in investing activities for the same period decreased by 12.8% from $1,185,911 in 2002 to $1,033,648 in 2003, and was comprised primarily of investment in capitalized software development costs. During the nine months ended September 30, 2003, debt due to financial institutions was reduced by $392,745, or 33.4%, reflecting bank indebtness of $782,505 at September 30, 2003. In April 2003, the Company borrowed $300,000 from major shareholder affiliates, which is subordinated to the debt owed the Company's senior lender. The debt is convertible into the Company's common stock at $.6037 per share. The proceeds from the subordinated debt were used to reduce accounts payable and accrued liabilities.

At September 30, 2003, the Company had working capital of $705,971 compared to $(571,256) at December 31, 2002. The Company and its lender recently agreed to extend the maturity of its bank lines of credit until March, 2004. Therefore, all bank debt under its lines of credit is classified as current. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources.

With the expansion of the Company's product lines, the addition of new products and improved coverage of certain markets combined with indicators signaling regional increases in school spending, management believes that the Company is returning to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to continue to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available to secure such funding, including debt financing and equity capital through the sale of its common stock.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------

Net sales for the three months ended September 30, 2003 totaled $2,290,305 compared to $2,377,816 for the same period in 2002. This represents a decrease of 3.7% over the comparable 2002 quarter and is attributable to a combination of a substantial increase in orders at AEC, offset by planned sales decreases at the LPL and Dolphin subsidiaries. A decline in the subsidiaries' revenues is a result of downsizing operations and a refocusing of these business units to achieve a return to profitable operations. AEC's revenue increase over the same quarter in 2002 is a result of sales increases in geographic areas where state, federal or local district funds have become available after over a year of spending delays or deferment as a result of general economic
conditions.   Recent market research data for the type of products
offered by the Company are indicating that this trend should continue.

During 2002, it became evident at both LPL and Dolphin that their cost structures were too high based upon the revenue generated and immediate prospects for increase in revenues, resulting in losses at both subsidiaries. At LPL a decision was made to reduce the staff from 24 employees to 7 employees in the last half of 2002. Due to severance and benefit rules in the UK, the effects of this reduction, along with the corresponding reduction in benefits and other associated administrative costs, did not fully impact LPL until after the beginning of 2003. At Dolphin, changes in subsidiary management were implemented in the third quarter of 2002 and personnel levels were reduced from 23 to 13 employees. Total cost savings realized from these completed actions approximated $377,400 during the third quarter of 2003 and $934,400 for the nine months ended September 30, 2003.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 2003 decreased to 14.7% from 28.8% of net revenues for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. The decrease at Dolphin is primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+nyWhere Learning System, registered trademark, and A+dvanced Learning System, registered trademark, ("A+LS"), provided gross profit margins of 97% in the third quarter of 2003. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, was $1,657,615 for the three months ended September 30, 2003, compared to $1,650,994 for the same 2002 quarter. As a percentage of sales revenue, operating expenses increased from 69.4% in 2002 to 72.4% in 2003. This increase in operating expenses as a percentage of revenues is primarily due to decreases in general and administrative expense resulting from fewer employees offset by an increase in amortization of product development costs. During the second and third quarters of 2003, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System product family as well as a continued investment into A+dvancer, trademark, the Company's post-secondary testing and online curriculum offering that was released late in the second quarter of 2003.
The increase in amortization expense is a result of increases in capitalized development costs that are associated with these essential investments in the Company's future and competitive position.

As a component of total operating expenses, selling and marketing costs decreased by 4.0%, from $631,264 for the three months ended September 30, 2002, to $606,222 for the current period. The decrease in the third quarter 2003 selling expenses is largely attributable to the reductions in personnel at LPL. General and administrative expenses, including operations, decreased from $732,045 to $680,309 or by 7.1%. This decrease is primarily attributable to the decreases in operating costs at LPL and Dolphin discussed above.

Interest expense was $17,682 for the three months ended September 30, 2003 compared to $21,189 for the same 2002 quarter reflecting the reduced amount of debt outstanding during the third quarter of 2003. Net income was $118,147 for the three months ended September 30, 2003, compared to $18,490 for the same period in 2002, primarily as a result of the decreases in costs discussed above.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------------------------------

Net sales for the nine months ended September 30, 2003, totaled $6,638,259 compared to $7,038,154 for the same period in 2002. This represents a decrease of 5.7% over the comparable 2002 period. This decrease is attributable to increases in sales at AEC being offset by planned decreases in sales at LPL and Dolphin as a result of the restructuring programs discussed in the third quarter analysis above.

The Company has experienced significant growth in its online content delivery business since the introduction of its client-server online version of the A+nyWhere Learning System in early 2002 followed by the Company's browser-based Version 4.0 in the fall of 2002. For example, the Company signed 49 schools to online instructional services during the third quarter, an increase of 31% over the end of the prior quarter. Generally accepted accounting principles require the revenue to be deferred and recognized ratably over the period of service, accordingly this increase will not have a significant affect on the Company's revenues until 2004. Late in the second quarter of 2003, the Company released A+dvancer, trademark, an online college diagnostic, prescriptive admissions test and remedial curriculum offering for reading, writing, mathematics and algebra that is aligned to the College Board's ACCUPLACER, registered trademark, Online tests. ACCUPLACER Online tests are widely recognized as the admissions standard for academically challenged students by many states and institutions. The Company's new A+dvancer products provide for expanded testing and the online delivery of highly focused remedial coursework. The Company believes that this new product offering will continue to provide additional impetus to the growth of its online business in future periods.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2003 decreased to 15.1% compared to 26.5% for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. The decrease at Dolphin is primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 96% in the first nine months of 2003.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $4,794,217 for the nine months ended September 30, 2003, compared to $5,086,733 for the same 2002 fiscal period. As a percentage of sales revenue, operating expenses remained relatively unchanged decreasing from 72.3% in 2002 to 72.2% in 2003, but in actual dollars decreased 5.8%. This decrease in operating expenses results primarily from decreases in sales and marketing expense resulting from a reduction in commissions due on direct sales and the cost reductions at the Company's subsidiaries offset by the increase in amortization of product development costs.

General and administrative expenses, including operations, decreased from $2,246,671 to $2,130,288 or 5.2%. This improvement is primarily attributable to decreases in administrative costs at the Company's subsidiaries.

Interest expense for the nine months ended September 30, decreased from $73,354 in 2002 to $51,876 in 2003 reflecting the reduction in debt
levels and interest rates in 2003 compared to the prior year.   Net
income increased to $402,366 for the nine months ended September 30, 2003, compared to $334 for the same period in 2002 as a result of the decreased expenses noted above.

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

The Company's future competitive position has been enhanced as a result of its ongoing investment in personnel, facilities, additional content and infrastructure as well as its entry into international markets.
The most significant of these investments has been the sustained spending on the Company's new Java-based A+nyWhere Learning System and A+dvancer, a post-secondary testing and online curriculum product offering. In its planning of the future, management believes that the Internet and will become a principal method for the future online delivery of its product to its customers. These investments combine to form a stronger overall corporate foundation that combined with what management believes to be a new lower cost structure and the development of important new partnerships provide a favorable, competitive basis for sustained, future growth and profitability.


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


Item 2.  Changes in Securities
         ---------------------

During the quarter ended September 30, 2003 the Board of Directors approved the issuance of stock options to the outside directors and employees. On July 31, 2003 each outside director received 12,666 qualified options and 30,000 non-qualified options to purchase the Company's stock for $.30 per share. Also on July 31, 2003 company employees were awarded qualified options to purchase 1,184,500 shares of the Company's stock and non-qualified options to purchase 205,000 shares of the Company's stock for $.30 per share. The employee options vest over a two year period and expire in 2006. On August 29, 2003, company employees were awarded non-qualified options to purchase 191,500 shares of the Company's common stock for $.47 per share. These options expire in 2006.

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

On October 29, 2003, the Company filed a Form 8-K under Item 5, Other Events, Item 9, Regulation FD Disclosure and Item 12, Results of
Operations and Financial Condition, filing its press release announcing the company's financial results for the quarter ended September 30, 2003.

On October 21, 2003, the Company filed a Form 8-K under Item 5, Other Events, filing a press release announcing it had been awarded a statewide contract for software by New Mexico.

On September 29, 2003, the Company filed a Form 8-K under Item 5, Other Events, filing a press release announcing the licensing of its proprietary data base of state academic standards to Educational Testing Service.

On September 3, 2003, the Company filed a Form 8-K under Item 5, Other Events, filing a press release announcing that the Company's products had received national recognition in an annual survey by eSchool News.

On August 21, 2003 the Company filed a Form 8-K under Item 5, Other Events, filing a press release announcing a Malaysia licensing and disribution agreement with Pusat Komputer Interaktif Learning Center.



SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The American Education Corporation


November 14, 2003

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

Date:  November 14, 2003

The American Education Corporation



By:  /s/Jeffrey E. Butler
     --------------------
     Jeffrey E. Butler,
     Chief Executive Officer






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

Date:  November 14, 2003

/s/  Neil R. Johnson
--------------------
Neil R. Johnson
Title:  Chief Financial Officer




Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350
------------------------------------------


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of The American Education Corporation (the "Company") certifies that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 14, 2003
/s/ Jeffrey E. Butler
---------------------
Jeffrey E. Butler, Chief Executive Officer



Dated:  November 14, 2003

/s/ Neil R. Johnson
-------------------
Neil R. Johnson, Chief Financial Officer



This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.