Form 10KSB
period 2003-12-31
AMERICAN EDUCATION CORP
filed 2004-03-30
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

YES  X     NO ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenues for the year ended December 31, 2003:    $8,598,868

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $2,988,051 based on 7,470,127 shares at $.40 per share, the last sale price of the common stock on March 12, 2004. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of March 12, 2004: 14,133,461

Transitional Small Business Disclosure Format    YES ____  NO  X




TABLE OF CONTENTS TO FORM 10-KSB


PART I


                                                       Page Number


Item 1     Description of Business                           3
Item 2     Description of Property                          12
Item 3     Legal Proceedings                                12
Item 4     Submission of Matters to a Vote
            of Security Holders                             12


PART II


Item 5     Market for Common Stock and
            Related Stockholder Matters                     13
Item 6     Management's Discussion and Analysis
            or Plan of Operation                            14
Item 7     Financial Statements                             17
Item 8     Changes In and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                            17
Item 8A     Controls and Procedures                         17



PART III


Item 9     Directors, Executive Officers, Promoters,
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act              18
Item 10    Executive Compensation                          19
Item 11    Security Ownership of Certain Beneficial
            Owners and Management                          21
Item 12    Certain Relationships and Related
            Transactions                                   22
Item 13    Exhibits and Reports on Form 8-K                23
Item 14    Principal Accounting Fees and Services          24


THE AMERICAN EDUCATION CORPORATION


FORM 10-KSB


PART I
------

Item 1.  Description of Business.
------   ------------------------

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

In August 1991, the Company changed its name from Plasmedics, Inc. to The American Education Corporation. Since that time, the Company has concentrated on the development of instructional software, assessment and testing technology, and primary, secondary and post secondary content.

Effective January 1, 2004, the Company changed its state of incorporation from Colorado to Nevada through a merger into AEC Nevada. This change in domicile was previously and unanimously approved by the Company's shareholders and was undertaken to reduce the overall cost of corporate governance.


The Company's Business
----------------------

The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The Company develops software for Windows, registered, Macintosh, registered, Unix, registered, and Linux, registered, operating systems. From 1995 to 2001, the Company's revenues primarily have been derived from the sale of its principal product family, the A+dvanced Learning System, registered, Version 2.15, a comprehensive courseware offering developed by the Company. In early 2001, the Company released the A+nyWhere Learning System, registered, V 3.0 ("A+LS", trademark), a Java, trademark, based program designed to be the Company's future delivery platform for its extensive grade level 1-12 educational content and assessment tools. The new A+nyWhere Learning System, registered, V 3.0, and the browser-based version, A+nyWhere Learning System, registered, V 4.0, now provides in excess of eighty percent of total revenues at the close of fiscal 2003, while the A+dvanced Learning System Version 2.15 has declined with respect to its relative contribution to total revenues to less than twenty percent. A significant body of historically generated data demonstrates the educational effectiveness of the Company's products and their instructional design. In accordance with the No Child Left Behind Act of 2001, further studies, independently reviewed and validated, have established the link between the Company's instructional design and that proven effective in independent scientifically-based research studies. The Company is currently engaged in a variety of scientifically-based research studies to directly gather and assess data regarding the effectiveness of the Company's products.

The Company acquired two businesses in 1998, Projected Learning Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL"). In 2001, management elected to wind down and ultimately discontinue the catalog selling operations of the PLP subsidiary as a result of the marketplace moving to increasing use of the Internet and the cash use intensity of this type of business. LPL, the Company's Derby, United Kingdom subsidiary was acquired in late 1998. In the latter part of 2000, LPL substantially completed the process of converting the Company's A+LS curriculum content to a product presentation that is suitable for British educators and schools. LPL also undertook the development of new UK-specific content that was focused on the UK's new literacy and numeracy instructional requirements during 2001 and significant portions of this new product offering were completed during the 2001 fiscal year. LPL's revised and expanded product family was substantially released to the UK school market during the 2001 fiscal year. The Company purchased Dolphin, Inc., ("Dolphin") in December 1999. Dolphin is an established, 14 year-old developer of educational software for many of the world's leading textbook and electronic publishers. Dolphin was purchased to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development with major textbook and assessment testing publishers.

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

The Company's products are sold through school dealers, an in-house employee sales force and through direct mail programs. The Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, community colleges, universities, private industry, and to a limited extent, for home-based schooling.

The use of computers, software and the Internet as educational and instructional aids in the nation's schools is the major focus of the Company's marketing strategy. The Company's marketing plan calls for separate promotional efforts to be directed toward the various segments of the school market and channels of distribution that provide specialized market access. Currently, the Company utilizes an in-house employee sales force and a national network of independent school dealers to market its products to schools. Each independent school dealer generally covers a geographically limited territory such as a single state. Other marketing efforts are executed through business partners as well as direct mail to the school and library markets. Selling efforts in the U.K. are effected by a direct company-employed sales force and independent representatives.

The Company is a technology-based business and is an active developer of diagnostic and prescriptive assessment testing and curriculum software applications to facilitate the delivery of its assessment testing and instructional content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from product sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of wide-area networks ("WAN") topology, and increased Internet usage, or online delivery of the Company's products, are growing as a percentage of the Company's revenues. In late 2000, the Company began the testing and delivery of its content online. As a result of the availability of the browser-based version, A+nyWhere Learning System V4.0, the Company, at December 31, 2003, had 149 schools in 31 states using online curriculum content for both school and home-based students. Online delivery of content is a rapidly growing element of the Company's business and the number of institutions under contract to the Company grew from 27 schools in 2001 to 149 schools in 2003, a 452% increase. These users are largely supported by company-maintained server facilities in Oklahoma City at the Perimeter Technology Center, Inc., and at the Vericenter, Inc., facility in Dallas, TX. Management believes that it has in place the development technology and programs to allow it to capitalize on these rapidly-developing changes in the structure of the delivery of electronic-based instruction that will be required by school districts in future years.

Principal Products
------------------

Educational Software
--------------------

The Company engages in extensive efforts to develop new programming technology as well as new instructional content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Novell, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+, registered, brands 173 separate software titles with approximately another 16 titles in revision or development for release in 2004. The currently released products all carry
2001 or later copyrights reflecting the Company's commitment not only to development of content, but maintaining the currency of its products.

There is a growing use of LAN, WAN and Internet technologies in schools and school districts and the Company provides versions that are designed to perform in these environments. The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and provides an array of educator tools and resources to assist schools in meeting performance improvement objectives. The Company's products for schools are designed for the professional educator and feature a management function, which records assessment and student activity data for both individual student and class performance measurement. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments that are required to meet the No Child Left Behind Act of 2001 initiative of the Federal Government. A hallmark feature of the Company's products is a unique authoring tool, which allows the educator to add, modify and expand the graphics, text and the use of the Internet content to the curriculum coursework provided by the Company. The Company's software is correlated to over 96 major national and state standards so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific state or national learner objectives, or to correct individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized without extensive user experience with computer operations.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of its content, delivery, instructional design and assessment tools. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major, adopted textbook series. The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. These are delivered to the student by a Learning Management System ("LMS") and allow full educator control of the content delivery rather than an approach that is controlled by the software. Various software tools, such as the Company's products for assessment and instruction, allow the use of the Internet as a source of content at the school or individual teachers option. It also provides educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution designed to address individual student skill deficiencies that may be identified by the Company's assessment tools. In addition, the Company's product design is modular so that each title sold by the Company has an integral LMS function. This management function is shared so that new software titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The No Child Left Behind Act of 2001 initiative places significant emphasis on spending federal funds on programs that have been shown to work using "scientifically-based" research. The Company's A+ brands in various versions are supported by a body of research that validates the Company's instructional design. In 2003, the Company amplified its ongoing efforts to establish programs to document through, rigorous, systematic and objective procedures the educational effectiveness of its products. The Company has published various white papers to document completed studies of product performance in schools and has engaged the Institute for the Advancement of Research in Education at Appalachian Educational Laboratory, ("AEL"), Charleston, WV to assist the Company in continuing to refine its design for future product effectiveness research and the publication of the results of these efforts.

The majority of the Company's installed base is deployed in a LAN environment as a LMS. The LMS allows teachers and school administrators to monitor and analyze student performance, which is increasingly important in a national environment where school accountability is a prominent trend as a result of the No Child Left Behind Act of 2001 initiative. This approach provides complete district, school and educator control of class and student lesson assignments, individualized paths of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content. The ALS product family's range of reporting, and documentation of individual student performance and progress assist the educator in directing the use, and understanding the effectiveness, of the software while improving the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully-managed instructional LMS software solution that is comparable to the products provided by the Company.

A+dvanced Learning System, registered, Version 3.0, Version 4.0
---------------------------------------------------------------

The A+nyWhere Learning System makes use of standardized Structured
Query Language ("SQL") and Open Database Connectivity ("ODBC") technology to ensure transferability of student data between the system and existing customer databases. The powerful class and student management features of this product provide the means to link and transfer student performance data to most school and district central records. These features also include the ability to dynamically assess student capabilities against specific individual state standards, and to prescribe individualized instructional plans based on such assessments. The system can be an important element in providing the data needed to measure Adequate Yearly Progress (AYP) as required by No Child Left Behind.

A+LS, Version 3.0 has, from an educational content perspective, been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 173 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level subject title of the Company's content presents increasingly more complex concepts that provide overlapping subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the elementary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons; each lesson containing a number of activities such as study, practice exercises, test and essay.

These instructional activities are further supported by computer adaptive skill assessment tests for all subject areas and lesson-related activities. This design facilitates the use of the advanced A+LS class and student management system to pretest, posttest and to record academic gains, to maintain this academic performance data and to report on individual student and class activities. This capability is required by schools to simplify and assist in the management and reporting of student academic performance data to comply with certain aspects of the No Child Left Behind Act of 2001. Using tools embedded in the Company's software, educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also integrate third-party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study as a result of diagnostic testing and prescriptive capabilities designed into A+LS for the at-risk or special education student, which might require specific emphasis to correct skill deficiencies. Approximately 11,000 public and private schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

During 2003 the Company continued to receive excellent marketplace acceptance of A+nyWhere Learning System Version 4.0, the browser-based version of Version 3.0. This version has most of the features of Version 3.0, but is designed to be delivered in standard Internet browsers. Importantly, Version 4.0 utilizes all of the assessment testing resources of Version 3.0. Further, the browser-based delivery can be used as an independent, stand alone solution as well as in combination with a Version 3.0 installation. This design approach is a major selling feature allowing schools to deploy as single, common instructional resource from a single vendor throughout a community or campus, thereby simplifying use, training and data collection processes. In addition, the ability to deploy in LAN, WAN and Internet configurations provides the school with a long-term solution to effectively utilize computer and bandwidth resources as these are upgraded over time.

Throughout 2003, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, approximately 50 individual titles, reflecting offerings in both English and Spanish languages, were developed and or updated. This expanded, updated curriculum offering should provide for additional revenue opportunities with its existing and future school customers. In addition, during fiscal 2003 significant portions of the Company's current assessments and standards database was expanded, updated and realigned to meet new or revised state and national academic standards.

These ongoing investments in new technology provides the Company with the means to deliver its products in the highly connected, future marketplace. This capability should increase and enhance the Company's competitive ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

A+ University, trademark
------------------------

A+ University is a product training and staff development product line, which is designed to instruct school administrators, curriculum specialists and teachers in the use of the Company's various products. Initial release of this new product family occurred in the second quarter of 2002 and revisions and updates were made throughout 2003. It is believed that this product family should become an important source of incremental revenue from existing and new customers in future years.

A+dvancer Learning System, trademark
------------------------------------

In mid-2003, the Company completed the development of A+dvancer
Learning System, an online assessment and course of remedial study, which is aligned to the College Board's ACCUPLACER, registered trademark, post secondary test. ACCUPLACER is utilized by two and four-year institutions to screen incoming, first-year students and their capabilities to be successful in college-level studies.
ACCUPLACER tests are widely used by the nation's post secondary institutions for admissions screening and is thought to be the market leading admissions test in mathematics, reading, writing,, language comprehension and algebra. ACCUPLACER is designed to render a single score grade and provides the admissions department with little additional information should the student fail to achieve the college's minimum ACCUPLACER score. A+dvancer's assessment test identifies for admissions personnel the specific undeveloped skills that caused the student to fail the ACCUPLACER test, while providing diagnostic guidance and a prescriptive recommendation for a course of study to build college-level skills. In addition to the diagnostic/prescriptive test element, A+dvancer provides for comprehensive online coursework to assist the student in a highly focused course of study to develop or refresh the skills necessary to retake the ACCUPLACER test. Controlled pilot studies on the effectiveness of this product offering indicates that A+dvancer provides both the post-secondary admissions department and students seeking entry to these institutions an important new online resource to simply and effectively deal with the needs of developmental testing and instruction. A significant percentage of the graduating high school seniors seeking admission, or individuals in the work force who are returning to post-secondary institutions require remedial education programs to secure entry into post-secondary institutions.

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

In 2003, the Company licensed its proprietary database of state academic standards and the associated intermediate skill sets necessary to align content to the various state and national standards for assessment testing to Educational Testing Services (ETS), Princeton, NJ. The term of this license is for two years and includes company maintenance and updates of these standards. The Company views this as an important relationship as ETS is an established and internationally recognized organization in the field of student testing and assessment.

During 2003, the Company entered into agreements with Educational Testing Service ("ETS") and GoKnow, Inc. to significantly enhance its content offerings and these product enhancements were integrated into the Company's products offerings in 2003. The agreement with ETS makes the E-Rater online essay grading service available through the managed A+LS system, and the Company released three new subject titles based on E-Rater technology. GoKnow provides A+LS with access to its Artemis, registered, service, which makes controlled access to pre-screened, educationally sound web sites available, and provides technologies for efficiently using them. The Company subsequently released three new science subject titles using the Artemis technology in early 2004. These titles feature research-oriented science projects and will help the Company round out its current award winning offerings for science instruction to meet the national science standards.

During 2002, the Company entered into a number of discussions with US and UK-based publishers, hardware suppliers, and other organizations associated with the educational marketplace. The purpose of these discussions is to license company technology, strengthen or to develop new channels of access to the marketplace utilizing the Company's content and technology. A number of these arrangements were consummated in 2003 and have been announced in company or subsidiary press releases or literature. Several other strategic partnering projects initiated in 2003 are still under development, or are currently subject to confidential disclosure restrictions.

The Market For Educational Software Products
--------------------------------------------

The Company addresses five major market segments for its products; the K-12 school, adult literacy, corrections, post-secondary and the home markets.

The U.S. School Market
----------------------

The U.S. school market for educational software in calendar 2003 showed indications of recovery and that the market segment for the Company's products evidenced a return to growth. Leading market research organizations are forecasting continued growth of the educational technology market segment through 2005. The principal reason for this growth is thought to be increased availability of federal funding to schools, a recovery or adjustment by individual states to their budget difficulties and a growing priority of schools to purchase software with the assessment data management capabilities similar to those offered by the Company to permit them to deal with reporting requirements of the No Child Left Behind initiative. In the United States, future market growth is also expected to be driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools. Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

This market is well documented by industry sources to be moving to wider use of technology, access to the Internet and the increasing use of online services, including. The U.S. school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections and greater bandwidth access are effected throughout the nation's school buildings. Importantly, it is believed that increased home access to the Internet will open up the potential for distributed learning and "e-learning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facility shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range of technologies including the areas of database management, e-learning through the Internet and its capabilities. In addition the federal government's initiatives such as the 21st Century and Reading First grant programs, combined with the No Child Left Behind initiative is expected to provide additional impetus to market growth in 2004-2005 school years.

The International School Market
-------------------------------

LPL is the Company's access to the UK school market and to other countries in the world community, particularly those having historical ties to Great Britain. Many former British Commonwealth nations utilize the UK's instructional model and Company management believes that additional international opportunities will emerge as a result of the Company's presence in the UK marketplace. The market is approximately 20% the size of the U.S. market, however, like the U.S. marketplace, the UK market for educational technology products also experienced declines in available funding to schools in the 2001 to 2003 period for technology products. Recently it was announced that UK spending would increase at a rate of approximately 3.5% for 2004, while per pupil spending would increase from approximately $1,800 to $9,900 based on current currency conversion rates in the 2004 to 2008 school years. In addition the Curriculum Online initiative, within which LPL is strongly placed with all of their UK products that are tagged and listed on the Curriculum Online website, www.curriculumonline.gov.uk, is to be fully funded for the next two years at an additional funding level of $180M per year. These funds can only be spent on electronic learning resources using Elearning credits. Accordingly, the UK market should experience rates of growth in funding for educational technology at the individual student level similar to those forecasted for the U.S. school market.

The Adult Literacy/Lifelong Learning Market
-------------------------------------------

The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, in 2003 the Company continued to have success in this segment of the market. The Company has established installations in state and municipal centers of literacy and the juvenile and adult corrections market segments, including a state wide deployment of content in Kansas, Utah and Oklahoma in both the prison system and a number of regional adult literacy centers. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The adult literacy and related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distribution and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Home Market
---------------

The Company has not focused significant resources in marketing its products to this market segment, which is believed to offer future opportunities for growth and additional financial returns on the
Company's investment into educational content.   Management believes
that there is an opportunity to move into this segment of the market with its current products and training materials that should be of value to home educators utilizing online access. The home education is growing at rates exceeding 15% per year according to industry sources. Many families are choosing to educate their children at home versus the traditional school education channels or to be actively involved in providing additional academic emphasis through home-supervised study. Management believes that the Company's products are designed in a manner to appeal to the home educator who is seriously involved in the educational process of their children. In addition, the Company has invested heavily in the correlation of its products to most national and state instructional objectives. These correlations should provide additional value-added support to the use of its products by the home educator. The Company has and will continue to attempt to identify marketing partners who have access to this market segment and the financial and related resources to successfully penetrate this marketplace.

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

In 2003 the Company filed for additional separate and expanded use of it's A+ registered mark as A+dvancer Learning System to describe this new product family of educational software products for the post-secondary marketplace.

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

The Company, with its release to schools of the A+nyWhere Learning System, Version 3.0 in 2001 and version 4.0 in 2002 has the capability to electronically deliver and install its products at customer locations. This capability should serve to further reduce the Company's cost of publication of its products commencing in the year as it reduces the need to produce its products and their extensive documentation on CD-ROM discs.

Research and Development
------------------------

At December 31, 2003, the Company employed twelve (12) full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support of current versions of its software offerings.

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

At December 31, 2003, the Company employed eight (8) full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $1,289,693 in software research and development costs in 2003. Amortization of product development costs for the year ended December 31, 2003, was $1,446,373.

Distribution and Sales Programs
-------------------------------

In marketing its products, the Company utilizes approximately 40 independent school dealers and four educational catalog houses to reach its school-based customers. During 2003, the Company hired and employed both field and in-house sales forces to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This sales team was comprised of four individuals at December 31, 2003.

Internet Marketing and e-commerce
---------------------------------

The Company views the Internet as a channel for future sales growth and means to develop new customer service and support programs. In addition, the Internet has become a valuable adjunct for improved customer service and support on product use and technical matters. During 2003, the Company invested substantial resources in improving and expanding its Internet presence and e-commerce capabilities for all business units. The Company employs full time personnel to update, functionally and graphically, its www.amered.com, www.dolphinsoft.com, www.learnpath.com, www.aplusuniversity.com, www.apluslearn.com, www.aplusanywhere.com, and www.advancerlearning.com URL's. At the end of 2003,the Company has five active Internet site facilities.

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

Significant Customers
---------------------

The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 2002 or 2003.

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

Employees
---------

As of December 31, 2003, the Company had 58 full-time employees in its domestic operations and 7 full-time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory.

Risk Factors Associated With the Business
-----------------------------------------

The Company faces a number of risks associated with the successful continuation its business and its future competitiveness. These principally include, but are not limited to: Increased competition in a market segment where the Company competes with other organizations with substantially more financial and organizational resources, a change in general economic conditions which may defer or delay funding to schools, the general financial condition of the Company to permit it to continue to invest in maintaining and expanding its products, the ability of the Company to secure additional debt or equity capital, the ability of the Company to provide statistical or scientifically-based research to support its claims of its products educational effectiveness to meet the demands of the No Child Left Behind Act of 2001, retention of key personnel and the ability to secure experienced industry managerial and technical talent.

Investors should consider the risk associated with ownership of the Company's common stock which has a history of price volatility, limited trading volume activity and liquidity associated with the OTCBB market status of these securities. Considering these factors, the value of the Company's securities, as well as their liquidity, may be adversely affected by the risk factors cited above as well as general market conditions.


Item 2.  Description of Property.
-------  ------------------------

The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement that expires in December 2005. The monthly rent under this lease is $12,587.

Dolphin, Inc., a wholly owned subsidiary, leases 6,584 sq. ft. of office space in Gibbsboro, New Jersey, under a lease agreement expiring May 31, 2004. Monthly lease expense is $9,941.

Learning Pathways, Limited, a wholly owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United Kingdom.
The monthly lease expense approximates $1,580. The lease renews each month for a period of ninety days.

Total corporate cost of leased facilities was $280,363 for 2003 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 2002 was $278,103.


Item 3.  Legal Proceedings.
-------  ------------------

The Company may be the subject of various legal proceedings that could arise during the normal course of business. However, management knows of no pending or threatened litigation involving the Company that is considered material to the ongoing operations and viability of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

There were no matters submitted for a vote of the security holders during 2003.



PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------

As of December 31, 2003, there were approximately 2,300 record holders of the Company's common stock. Since its initial public offering in 1982, the Company's securities have been traded in the over-the-counter market. The following is a summary of the high and low price for each of the 2003 and 2002 quarters.


                                        2003               2002
                                  HIGH        LOW    HIGH        LOW
                                  ---------------    ---------------

Quarter Ending March 31          $0.20      $0.07    $0.48     $0.26

Quarter Ending June 30           $0.45      $0.10    $0.40     $0.24

Quarter Ending September 30      $0.51      $0.22    $0.35     $0.18

Quarter Ending December 31       $0.70      $0.35    $0.22     $0.07

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                 (a)             (b)            (c)
                                                               Number of
                                                              securities
                                                               remaining
                              Number of        Weighted-    available for
                            securities to       average    future issuance
                           be issued upon      exercise      under equity
                             exercise of       price of      compensation
                             outstanding     outstanding   plans (excluding
                              options,         options,        securities
                              warrants        warrants        reflected in
    Plan Category            and rights      and rights       column (a))
------------------------- --------------- --------------- ---------------
Equity compensation plans
 approved by security
 holders (1)                   2,299,332         $   .29         369,698
Equity compensation plans
 not approved by security
 holders (2)                   1,364,576         $   .43               0
                               ---------         -------         -------
Total                          3,663,908         $   .34         369,698
                               =========         =======         =======

(1) Consists of the 1998 Employee Stock Option Plan and the Director Stock Option Plan.

(2) Consists of the 1996 Non-Qualified Stock Option Plan.


Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive testing software, and software management technology specifically designed to manage the delivery of and record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System Versions 3.0 and
4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides assessment testing and instructional content for the General Educational Development (GED) test. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, companion academic skill assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8. The Company's curriculum content is aligned to the other third party digital resources such as the World Book Multimedia Encyclopedia, ETS's e-rater online essay grading technology and GoKnow's scientifically based, Internet accessible curriculum and reference materials, which may be accessed directly from A+LS lessons.

The A+LS comprehensive family of educational software is now in use in over 10,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, the Company's new diagnostic, prescriptive test and online developmental curriculum offering, is aligned to ACCUPLACER OnLine, the leading college admissions test for students requiring developmental support to enroll in full credit secondary coursework in mathematics, reading, algebra and writing.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to maintain currency of its product offering and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also maintain the currency of its content and underwrite content revisions and its realignment to new, or updated state and national educational standards to remain competitive. To accomplish this essential, ongoing corporate function requires retention and recruitment a highly skilled professional workforce. These investments are essential, recurring cost of doing business and impact the Company's operating cost and margin structures.

The Company is subject to risks or uncertainties associated with the business that it is engaged in. Among these uncertainties are a dependency on funding for school technology purchases, lengthy sales cycles, seasonal demand cycles and a dependency on retention of
key personnel.   Certain matters discussed herein (including the
documents incorporated herein by reference) may contain forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements as a result of factors such as future economic conditions, changes in customer demands, future legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. Accordingly, investors should be alert to the possibility that factors beyond the control of management may have impact on the short or long-term operations of the business.


Results of Operations
---------------------

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended
December 31, 2002
-----------------------------------------------------------------

Net consolidated revenues for the twelve months ended December 31, 2003, totaled $8,598,868 compared to net revenues of $8,483,160 for the year ended 2002. This represents an increase of 1% in net consolidated revenues over the prior fiscal year, but is attributable to a combination of a substantial increase of 28% in orders at AEC, offset by planned sales decreases at the LPL and Dolphin subsidiaries. A decline in the subsidiaries' revenues is a result of downsizing operations and a refocusing of these business units to achieve a return to profitable operations. AEC's revenue increase over 2002 is a result of sales increases in geographic areas where state, federal or local district funds have become available after over a year of spending delays or deferment as a result of general economic conditions. Recent market research data for the type of products offered by the Company are indicating that this trend should continue.

During 2002, it became evident at both the LPL and Dolphin subsidiaries that their cost structures were too high based upon the revenue generated and immediate prospects for increase in revenues, resulting in losses at both subsidiaries. At LPL a decision was made to reduce the staff from 24
employees to 7 employees in the last half of 2002.   Due to severance
and benefit rules in the UK, the effects of this reduction, along with the corresponding reduction in benefits and other associated administrative costs, did not fully impact LPL until after the beginning of 2003. At Dolphin, changes were implemented in the third quarter of 2002 and personnel levels were reduced from 23 to 13 employees. Total cost savings realized from these actions approximated $1,400,000 in 2003.

Cost of goods sold as a percentage of sales revenue for the year ended December 31, 2003 decreased to 16% from 24% of net revenues for the same period in 2002. This major improvement is attributed to a reduction in cost of goods sold at LPL as a result of lower sales and discontinuance of the resale of low margin computer hardware and other products. In addition, there was a decrease at Dolphin, primarily due to the reduction in personnel costs noted above and a smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+nyWhere Learning System, registered, and A+dvanced Learning System, registered trademark, ("A+LS"), provided gross profit margins of 96 % in 2003. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses recorded for the year ended December 31, 2003, were $6,692,057 or 78% of net revenues, compared to $7,241,112 or 85%, for the previous fiscal year. The decrease in operating expenses as a percentage of net revenues is primarily due to the cost reductions at the Company's subsidiaries, partially offset by the increase in the amortization of product development costs. As a component of total operating expenses, selling and marketing costs decreased from $2,628,639 in fiscal 2002 to $2,390,498 in fiscal 2003. This decrease is due to a lower percentage of sales being subject to distributor commissions and reductions in travel and trade show expenses due to the personnel reductions noted. Operations expense increased to $435,999 in fiscal 2003, compared to $397,725 in 2002, as a result of an increase in costs for essential technical support for the Company's customers. General and administrative expenses decreased 21% to $2,419,187 in 2003 compared to $3,054,031 in 2002 primarily as a result of the significant reductions in personnel and related costs at the subsidiary companies discussed earlier.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2003, the Company capitalized $1,289,693 of product development costs, and net of accumulated amortization had capitalized software costs of $4,454,143 at December 31, 2003. Amortization of product development costs was $1,446,373 for 2003, a 25% increase over the $1,160,717 amortized in 2002. During 2003, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings. The increase in amortization expense is a result of this increase in capitalized development costs associated with these essential investments in the Company's future and competitive position.

Interest expense was $68,797 in 2003 compared to $81,263 in 2002 reflecting the lower amount of debt in 2003. The Company had net income of $173,577 in 2003 compared to a net loss of $(761,884) in 2002 as a result of the increase in revenue at AEC and the reductions in net costs at the Company's subsidiaries noted above. Earnings per share were $.01 in 2003 compared to a loss of $(.05) in 2002.


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

As of December 31, 2003 the Company's principal sources of liquidity included cash and cash equivalents of $216,676, net accounts receivable of $2,790,327 and inventory of $16,451. The Company's net cash provided by operating activities during the year ended December 31, 2003 was $1,613,460 compared to $1,887,086 for the same period in 2002. Net cash used in investing activities for the year ended December 31 decreased by 13% from $1,543,107 in 2002 to $1,346,872 in 2003, and was comprised primarily of investment in capitalized software development costs. During the year ended December 31, 2003, debt due to financial institutions was reduced by $424,317, or 36%, reflecting bank indebtedness of $750,933 at December 31, 2003. In April 2003, the Company borrowed $300,000 from major shareholder affiliates, which is subordinated to the debt owed the Company's senior lender. The debt is convertible into the Company's common stock at $.6037 per share. The proceeds from the subordinated debt were used to reduce accounts payable and accrued liabilities.

At December 31, 2003, the Company had working capital of $782,983 compared to $(571,256) at December 31, 2002. The Company and its lender recently agreed to extend the maturity of its bank lines of credit until March and November of 2005. Therefore, a portion of the bank debt under its lines of credit is classified as long-term debt. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources.

With the expansion of the Company's product lines, the addition of new products and markets and the increase in school spending that the Company expects to see in 2004, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available within the Company has been and may be required to expand operations. Management has and will consider options available in providing such funding, including debt and equity financing.

Off-Balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements.

Contractual Cash Obligations
----------------------------

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2003 and is more fully disclosed in Notes 4 and 5 of the Notes to Consolidated Financial Statements (amounts in thousands of dollars):

                                        Year ended December 31
                                2004    2005    2006    2007    2008
                                ----    ----    ----    ----    ----

Long and short term debt        $312    $739    $ --    $ --    $ --
Operating leases                 304     209      47      22      --
                                ----    ----    ----    ----    ----
Total contractual obligations   $616    $948    $ 47    $ 22    $ --
                                ====    ====    ====    ====    ====

Critical Accounting Policies
----------------------------

Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Financial Statements which are included herein in Item 7.

Item 7.  Financial Statements.
-------  ---------------------

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------  -----------------------------------------------------------

Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2003. There are no disputes with the independent accountants regarding matters of accounting or reporting.


Item 8A.  Controls and Procedures
--------  -----------------------

It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of December 31, 2003, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.
-------  -------------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     62      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     50      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       53      Vice President and
                              Chief Financial Officer

Monty C. McCurry      58      Director                       1989

Newton W. Fink        67      Director                       1991

Stephen E. Prust      59      Director                       1992

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

NEWTON W. FINK, Ed.D. was elected to the Board of Directors in January
1991. Dr. Fink is currently an Adjunct Professor of Educational Leadership at National Louis University, Tampa, Florida. From 1998 to 2003 Dr. Fink was the Superintendent of Schools in Manteno, IL. From 1994 to 1998 he was Superintendent of the VIT Schools in Table Grove, IL. Prior to 1994, Dr.
Fink was the President of Computer Instructional Services, Inc., a privately held corporation providing computer educational services to individuals, schools, corporations and institutions. Additionally, he has been employed as a teacher and an elementary/middle school principal earlier in his career. Dr. Fink has also published and lectured extensively on the use of computers in education.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2003, to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Code of Ethics
--------------

The Company has adopted a written Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its Code of Ethics to any person without charge upon written request addressed to The American Education Corporation, 7506 N. Broadway Ext. Suite 505, Oklahoma City, Oklahoma 73116, Attention: Shareholder Relations.


Item 10.  Executive Compensation.
--------  -----------------------

Cash Compensation
-----------------

The following table shows the cash compensation of the Company's executive officers.

                         Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ ----------------
                                                Other
Name and Principal                             Annual       Stock     Stock
    Position         Year   Salary  Bonus  Compensation(1) Options   Awards
----------------------------------------------------------------------------
Jeffrey E. Butler,   2003  $132,000 $ 2,060    $      0    360,000      --
President and Chief  2002   120,462       0           0    100,000      --
Executive Officer    2001   120,000  18,480       2,700(2)       0      --

Thomas A. Shively,   2003  $126,500 $     0    $      0    260,000      --
Executive Vice       2002   115,442       0           0     60,000      --
President            2001   115,000   1,467       2,700(2)       0      --

Neil R. Johnson,     2003  $108,350 $     0    $      0    125,000      --
Vice President and   2002    98,879       0           0     60,000      --
Chief Financial      2001    98,500   1,256       2,025(2)       0      --
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


Employment Agreements
---------------------

In December, 1998, the Company entered into an employment agreement with Jeffrey E. Butler providing for a base salary and benefits as determined by the Board of Directors, including incentive bonuses based on profitability, that are provided to all employees of the Company. If Mr. Butler is terminated without cause, his compensation will continue for one year. In the event of a change in control, Mr. Butler may require the Company to purchase up to 50% of his beneficial stock ownership. In addition, Mr. Butler has a deferred retirement benefit as disclosed in Note 10 of the Notes to Consolidated Financial Statements.

Messrs. Thomas A. Shively, and Neil R. Johnson also have employment agreements with the Company. These agreements also provide for severance payments and repurchase of a portion of their beneficial stock ownership in the event of a change in control.

Stock Incentive Plans
---------------------

The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved amendments to the plan in 1999, 2000 and 2001 to increase the number of shares available. The total common shares issuable under this plan are 2,650,000 shares. The Board of Directors acts as the Compensation Committee ("Committee"). The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception, 3,902,000 options have been granted, 1,621,696 have expired, and 180,970 options have been exercised. At December 31, 2003, there were 2,099,334 options outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 2,206,195 shares of restricted common stock have been issued, 645,919 have expired and 195,700 have been exercised. At December 31, 2003, there were 1,364,576 options outstanding.

Stock Option Grants In 2003
---------------------------


                   Options   Percentage of Total  Exercise
                   Granted    Options Granted to    Price    Expiration
Name               (Shares)    Employees in 2003(Per share)     Date
--------------------------------------------------------------------------
Jeffrey E. Butler  360,000          21.5%          $.30      July 31, 2006
Thomas A. Shively  260,000          15.6%          $.30      July 31, 2006
Neil R. Johnson    125,000           7.5%          $.30      July 31, 2006


Option Exercises and Fiscal Year-End Values
-------------------------------------------

No executive officer exercised options during 2003. The following table sets forth, for the executive officers named in the Summary
Compensation Table above, the year-end value of unexercised stock options:

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised          In-the-Money
                          Options at Year-End         Options at Year-End
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------
Jeffrey E. Butler         576,800/240,000              $24,800/$21,600
Thomas A. Shively         419,944/173,332              $16,200/$15,600
Neil R. Johnson           126,667/83,333               $12,150/$7,500


Directors' Compensation
-----------------------

In 2003 the Company's non-employee directors each received 10,000 shares of the Company's common stock, qualified options to purchase 12,666 shares of the Company's common stock and non-qualified options to purchase 30,000 shares of the Company's common stock at $.30 per share. The directors received no compensation, other than the stock and options, for services in such capacity.

The shareholders approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total common shares issuable under this Plan are 200,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. Since its inception options to purchase a total of 229,998 shares of restricted common stock have been issued and 30,000 have expired. At December 31, 2003, there were 199,998 options outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.
--------  ---------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 12, 2004 . Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner  Title of Class   Number       Percent
------------------------------------------------------------------------
Jeffrey E. Butler (1)                Common       1,358,375       9.2%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                Common         656,332       4.5%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                  Common         139,167       1.0%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                 Common         253,566       1.8%
2134 S. Eagle Ct.,
Aurora, CO 80014

Newton W. Fink (5)                   Common        218,066        1.5%
1143 Corinth Greene Dr.,
Sun City Center, FL 33573

Stephen E. Prust (6)                 Common         572,434       4.0%
9025 East Kenyon Avenue,
Denver, CO 80237

John D. Garber (7)                   Common       3,672,286      26.0%
7323 Linden Terrace,
Carlsbad, CA 92009

Robert Schoolfield (8)              Common       1,536,517       10.9%
5 Pleasant Cove,
Austin, TX 78746

The Pennsylvania State              Common         750,000        5.3%
University (9)
University Park, PA 16802

Officers and Directors              Common       3,197,940       20.1%
as a Group (6 persons)
(1) (2) (3) (4) (5) (6)


(1) The amount and percentage figures include the possible exercise of 356,800 common stock options with an exercise price of $.50 per share, 100,000 common stock options at $.25 per share, and 120,000 common stock options at $.30 per share exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 273,276 common stock options with an exercise price of $.50 per share, 60,000 common stock options at $.25 per share, and 86,668 common stock options at $.30 per share exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 25,000 common stock options with an exercise price of $.50 per share, 60,000 common stock options at $.25 per share and 41,667 common stock options at $.30 per share exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share, 3,000 common stock options at $.73 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 81,000 common stock options with an exercise price of $.50 per share 3,000 common stock options at $.73 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 126,000 common stock options with an exercise price of $.50 per share, 3,000 common stock options at $.73 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(7) The amount and percentage figures include 3,192,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 40,000 owned personally by Mr. Garber.
(8) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(9) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.


Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

The Company had a note receivable due from its Chief Executive Officer, Jeffrey E. Butler, in the amount of $300,000 that was advanced in October 2000 and due in 2003. In 2003 the Board of Directors approved a transaction whereby the note would be paid in full in exchange for 200,000 shares of the Company's common stock owned by Mr. Butler.
The stock has been recorded as treasury stock at this cost.

The Company is indebted to two major shareholder affiliates, John D. Garber and Janis L. Butler, for convertible subordinated debt in the amount of $300,000, which was advanced in April, 2003. The debt bears interest at 8% and the interest is payable quarterly. Principal is due in one payment on April 1, 2005. The debt is subordinated to the debt owed the Company's senior lender and is convertible into the Company's common stock at $.6037 per share.


Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit
  No.                         Description of Exhibits
-----------------------------------------------------------------------

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

 21 Subsidiaries of The American Education Corporation (filed herewith)

 23.1      Consent of Steakley, Gilbert and Morgan

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


Item 14.  Principal Accounting Fees and Services
--------  --------------------------------------

Audit Fees. The aggregate fees of Steakley, Gilbert, & Morgan, P.C. for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and the review of the financial statements included in the Company's Forms 10-QSB totaled $24,000 and $28,850, respectively.

Audit-Related Fees. The aggregate fees billed by Steakley, Gilbert, & Morgan, P.C. for audit related services for the years ended December 31, 2003 and 2002, and are not disclosed in "Audit Fees" above, were $- 0- and $-0-, respectively.

Tax Fees. The aggregate fees billed by Steakley, Gilbert, & Morgan, P.C. for tax compliance for the years ended December 31, 2003 and 2002 were $7,800 and $9,075, respectively.

All Other Fees. The aggregate fees billed by Steakley, Gilbert, &
Morgan, P.C. for services, other than those described above, for the years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.



SIGNATURES
----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004                          By:  /s/Jeffrey E. Butler
                                         ------------------------
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       Date
-----------------     -------------------------     ---------------
Jeffrey E. Butler     /s/Jeffrey E. Butler          March 30, 2004
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            March 30, 2004
                      Chief Financial Officer

Monty C. McCurry      /s/Monty C. McCurry           March 30, 2004
                      Director

Newton W. Fink        /s/Newton W. Fink             March 30, 2004
                      Director

Stephen E. Prust      /s/Stephen E. Prust           March 30, 2004
                      Director



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


             Item                                          Page No.
-----------------------------------------------            --------

Independent Auditors' Report                                  F-1

Financial Statements:

  Consolidated Balance Sheet, December 31, 2003               F-2

  Consolidated Statements of Income for the
    years ended December 31, 2003 and 2002                    F-3

  Consolidated Statements of Changes In
    Stockholders' Equity for the years ended
    December 31, 2003 and 2002                                F-4

  Consolidated Statements of Cash Flows for
    the years ended December 31, 2003 and 2002                F-5

  Notes to Consolidated Financial Statements                  F-7



All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.



                ------------------------------------


INDEPENDENT AUDITORS' REPORT


To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American
Education Corporation as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 2003 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 25, 2004



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents                                 $   216,676
Accounts receivable, net of allowance for
 returns and uncollectible accounts of
 $225,000 (Note 1)                                          2,790,327
Inventory (Note 1)                                             16,451
Prepaid expenses and deposits                                 174,482
Deferred tax asset (Note 6)                                    95,323
                                                          -----------
     Total current assets                                   3,293,259

Property and equipment, at cost (Note 1)                    1,287,338
Less accumulated depreciation and amortization             (1,064,640)
                                                          -----------
Net property and equipment                                    222,698

Other assets:
Capitalized software costs, net of accumulated
  amortization of $5,641,359 (Note 1)                       4,454,143
Goodwill, net of accumulated amortization of
  $369,097 (Note 1)                                         1,840,446
                                                          -----------
     Total other assets                                     6,294,589
                                                          -----------
     Total assets                                         $ 9,810,546
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                                  $   374,822
  Accrued liabilities (Note 11)                             1,213,566
  Deferred revenue                                            609,700
  Notes payable and current portion of
   long-term debt (Note 4)                                    312,188
                                                          -----------
     Total current liabilities                              2,510,276

Other long-term accrued liabilities (Note 10)                 236,475
Deferred income tax liability - Long-term (Note 6)            613,763
Long-term debt  (Note 4)                                      738,745
                                                          -----------
     Total liabilities                                      4,099,259
                                                          -----------

Commitments and contingencies (Notes 5, 7, 10 and 12)             --
Stockholders' Equity  (Note 3)
  Preferred Stock $.001 par value;
    Authorized-50,000,000 shares, issued and
    outstanding-none; liquidation preference-$.02
    per share                                                     --
Common Stock, $.025 par value;
  Authorized 30,000,000 shares; issued and outstanding-
  14,133,461 shares                                           359,186
Additional paid in capital                                  6,674,130
Treasury stock, at cost, 234,000 shares                      (319,125)
Retained deficit                                           (1,002,904)
                                                          -----------
     Total stockholders' equity                             5,711,287
                                                          -----------

     Total liabilities and stockholders' equity           $ 9,810,546
                                                          ===========

See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003 and 2002



                                    2003                   2002
                                 ------------        --------------


Sales (Note 1)                  $ 8,598,868            $ 8,483,160

Cost of goods sold                1,370,910              2,034,903
                                -----------            -----------
Gross Profit                      7,227,958              6,448,257
                                -----------            -----------

Operating expenses:
  Selling and marketing (Note 1)  2,390,498              2,628,639
  Operations                        435,999                397,725
  General and administrative      2,419,187              3,054,031
  Amortization of capitalized
   software costs                 1,446,373              1,160,717
                                -----------            -----------

  Total operating expenses        6,692,057              7,241,112
                                -----------            -----------

  Operating income (loss)           535,901               (792,855)

Other income (expense):
  Interest income                       241                  5,188
  Interest expense                  (68,797)               (81,263)
                                -----------            -----------

Income (loss) before income taxes   467,345               (868,930)

  Current income tax benefit        (72,338)               (16,016)
  Deferred income tax expense
   (benefit)                        366,106                (91,030)
                                -----------            -----------
                                    293,768               (107,046)
                                -----------            -----------

Net income (loss)               $   173,577            $  (761,884)
                                ===========            ===========

Earnings per share: (Note 13)
  Basic                         $       .01            $      (.05)
  Fully diluted                 $       .01            $      (.05)


See accompanying notes and accountants' report.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2003 and 2002


                                           Additional               Retained
                         Common Stock        paid in    Treasury    Earnings
                       Shares      Amount    Capital      Stock    (Deficit)
                     --------------------  ---------- ----------  -----------
Balance at
December 31, 2001    14,238,461  $356,811  $6,626,578  $ (19,125) $ (414,597)

Issuance of common
  stock for cash and
  services               42,500     1,063       7,437


Net loss                                                             (761,884)


Comprehensive Income
 adjustment:
  Foreign currency
    translation                                15,225
                     ----------  --------  ----------  ---------  -----------

Balance at
  December 31, 2002  14,280,961   357,874   6,649,240    (19,125) $(1,176,481)

Issuance of common
  stock for cash
  and services           52,500     1,312       2,363

Repurchase common
  stock, at cost
  (Note 8)             (200,000)                        (300,000)

Net income                                                            173,577

Comprehensive Income
 adjustment:
  Foreign currency
   Translation                                 22,527
                      ----------  -------- ----------  ---------  -----------
Balance at
 December 31, 2003    14,133,461  $359,186 $6,674,130  $(319,125) $(1,002,904)
                      ==========  ======== ==========  ========== ===========


See accompanying notes and accountants' report.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002


                                              2003            2002
                                          -----------     -----------

Cash flows from operating activities:
Net income (loss)                        $   173,577     $ (761,884)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
    Depreciation and amortization          1,617,405      1,354,088
    Increase (decrease) in reserve for
     bad debts                               122,691        (70,084)
    Services rendered for common stock         3,675          8,500
    Deferred compensation                     64,920         64,920

Foreign currency translation                  22,527         15,225


Changes in assets and liabilities:
  Accounts receivable                       (911,999)       621,663
  Inventories                                 19,993         39,448
  Prepaid expenses and deposits             (111,724)        74,755
  Accounts payable and accrued liabilities   (65,333)       595,707
  Accounts payable - Affiliate               (60,000)        60,000
  Deferred revenue                           371,620         89,991
  Income tax payable                              --       (106,746)
  Deferred income taxes                      366,108        (98,497)
                                         -----------    -----------
  Net cash provided by operating
   activities                              1,613,460      1,887,086
                                         -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment         (57,179)       (49,807)
  Software development costs capitalized  (1,289,693)    (1,493,300)
                                         -----------    -----------
  Net cash used in investing activities   (1,346,872)    (1,543,107)

Cash flows from financing activities:
  Proceeds received from issuance of debt    300,000             --
  Principal payments on notes payable       (424,317)      (881,626)
                                          ----------    -----------
  Net cash used in financing activities     (124,317)      (881,626)
                                          ----------    -----------

Net increase (decrease) in cash              142,271       (537,647)

Cash at beginning of year                     74,405        612,052
                                          ----------    -----------

Cash at end of year                      $   216,676    $    74,405
                                         ===========    ===========

Interest paid in cash                    $    70,121    $    83,929
                                         ===========    ===========

Income taxes paid                        $        --    $        --
                                         ===========    ===========


See accompanying notes and accounts' report.





THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 2003 and 2002



During 2003 the Company issued 52,500 shares of common stock valued at $3,675 for services provided by outside directors and distributors. During 2002 the Company issued 42,500 shares of common stock valued at $8,500 for services provided by distributors.


See accompanying notes and accounts' report.





THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for as a purchase. Pursuant to the Agreement, the Company paid the sellers 510,030 shares of the Company's $.025 par value common stock and cash of $165,760. The Agreement further provided that if LPL met or exceeded certain financial goals set forth in the Agreement, then the Company would pay the sellers additional shares of the Company's common stock. During 2000, an additional 63,754 shares were issued to the sellers. The business of LPL principally is to distribute the Anywhere Learning System in the United Kingdom. The results of operations of LPL are included in the consolidated statements of income for the two years ended December 31, 2003.

On December 24, 1999, the Company entered into a stock purchase agreement to acquire 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The transaction's effective date was October 1, 1999. The purchase price was $1,800,000 consisting of cash payments totaling $1,752,000 and 35,148 shares of the Company's common stock valued at $48,000. The acquisition has been accounted for as a purchase. Results of Dolphin's operations are included in the consolidated income statements for the two years ended December 31, 2003. Dolphin provides software design services for unaffiliated customers.

During 2003 and 2002 net losses from foreign operations totaled
$(258,681) and $(557,642), respectively. No dividends were received from the foreign entity.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 and 98-9 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $244,445 and $153,465 of such non-monetary transactions for the years ended December 31, 2003 and 2002, respectively. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

The Company has adopted revenue recognition policies regarding sales with multiple deliverables which comply with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which became effective July 1, 2003.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 2003 were $8,805,809 with $1,289,693 additional costs capitalized during 2003. Amortization expense totaled $1,446,373 in 2003 and $1,160,717 in 2002.

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
                                ==========         ==========

Through 2001, goodwill was amortized with a fifteen year life.
Beginning January 1, 2002, goodwill is no longer amortized. Impairment evaluations are made annually. There were no impairment costs or amortization expense in 2003 and 2002.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packaging and educational software materials.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $171,032 and $193,177 for 2003 and 2002, respectively. The components of property and equipment at December 31, 2003, are as follows:

     Furniture, fixtures and office equipment          $  668,508
     Computers and software                               551,708
     Leasehold improvements                                33,283
     Vehicles                                              33,839
                                                       ----------
                                                        1,287,338
     Less: accumulated depreciation                    (1,064,640)
                                                       ----------
     Net property and equipment                        $  222,698
                                                       ==========

Stock Options

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," which is an intrinsic value method. Subsequent accounting pronouncements SFAS
No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation," establish financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option.
SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. Hence, no compensation is incurred unless the market value is greater than the option exercise price.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the statements of operations for stock-based employee compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings/(loss) per share are as follows for the year ended:

                                                  2003        2002
                                                --------   ----------

    Net income/(loss) - as reported             $173,577   $(761,884)
    Stock-based employee compensation
      expense - pro forma                         13,125      12,500
                                                --------   ---------
    Net income/(loss) - pro forma               $160,452   $(774,384)
    Basic earnings/(loss) per common
      share-as reported                         $    .01        (.05)
    Diluted earnings/(loss) per common
      share-as reported                              .01        (.05)
    Basic earnings/(loss) per common
      share-pro forma                           $    .01   $    (.05)
    Diluted earnings/(loss) per common
      share-pro forma                                .01        (.05)


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

The shareholders also approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total shares issuable under this Plan are 200,000. Each outside director initially elected or appointed shall be granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year, if options are available, through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company.

The Company's former non-qualified stock option plan originated in 1996. The following table summarizes stock option plan activity:



                                      (In Shares)
                              --------------------------

                                  1998            1998

                   1996 Plan  Directors Plan  Employee Plan    Total
                   ---------  --------------  -------------  ---------

Number of shares under
options outstanding as of:

December 31, 2002    922,076     162,000        1,391,170    2,475,246
Shares granted       486,500      37,998        1,184,500    1,708,998
Shares exercised          --          --               --           --
Shares expired       (44,000)         --         (476,336)    (520,336)
                   ---------     -------        ---------    ---------
December 31, 2003  1,364,576     199,998        2,099,334    3,663,908
                   =========     =======        =========    =========
Option price
 range per share $.13 - $.50   $.13 - $.73    $.25 - $.50


3.    Common and preferred stock
      --------------------------

The following is a summary of common stock transactions during 2003:

                                       Shares Issued      Per Share
                                       -------------      ---------

    Stock issued for cash and
     services totaling $3,675             52,500              $.07


4.    Notes Payable and Long-term debt
      --------------------------------

The Company had the following indebtedness under notes and loan agreements:

                                    Current    Long-term       Total
                                    -------    ---------    ----------

Line of credit with bank,
originated December 23, 1999,
matures November 30, 2005;
initial line - $1,145,000,
payments of $24,000 per month
plus interest at the bank's
prime rate plus 2%  (6.00% at
December 31, 2003), remaining
principal due at maturity,
secured by accounts receivable
and inventory                      $288,000     $231,761    $  519,761

Lines of credit with bank,
originated April 30, 1999, to
December 23,1999, matures
March 31, 2005; maximum line -
$450,000, interest at the bank's
prime rate plus 3% (7.00% at
December 31, 2003), payable
monthly, principal due at
maturity, secured by accounts
receivable and  inventory               --       203,655       203,655

Installment notes payable to
bank, originated July 12, 2000,
through December 4, 2001 ,
matures May 12, 2004, through
June 4, 2005; principal and
interest due in monthly payments
of $3,149, interest at bank's
prime rate plus .25%, (4.25% at
December 31, 2003); secured by
equipment                            24,188        3,329        27,517

Subordinated debt due to
shareholder affiliates,
originated April 1, 2003,
matures April 1, 2005; interest
at 8% payable quarterly, principal
due at maturity, convertible into
the Company's common stock at
$.6037 per share                         --      300,000       300,000
                                   --------     --------    ----------
                                   $312,188     $738,745    $1,050,933
                                   ========     ========    ==========

Aggregate maturities of notes payable are as follows:

     2004              $  312,188
     2005                 738,745
                       ----------
                       $1,050,933
                       ==========


5.    Operating leases
      ----------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed December 31, 2002 at $12,587 a month. The agreement expires December 31, 2005.

The Company leases automobiles and certain office equipment with lease payments totaling $8,229 per month. The agreements expire in August 2004 to October 2007.

Dolphin, Inc., a wholly owned subsidiary leases office space in Gibbsboro, New Jersey, for $9,941 a month under a lease agreement expiring May 31, 2004. Dolphin, Inc. leases equipment for $530 a month until February 2005.

Learning Pathways, Limited, a wholly owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,580. The lease renews each month for a period of ninety days.

Total lease expense was $372,948 for 2003 and $299,690 for 2002.

Future rental commitments under lease agreements are as follows:

     2004             $  303,558
     2005                208,939
     2006                 46,565
     2007                 22,024
     2008                    451


6.    Income taxes
      ------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                 2003        2002
                                               -------     -------
Statutory federal income tax rate                34.0%      (34.0%)
State income taxes                                6.0%       (6.0%)
Nondeductible expenses                            6.4%        3.0%
Foreign loss taxed at different rate             16.9%       22.3%
Other, net                                       (0.4%)       2.4%
                                                 -----       -----
Effective income tax rate                        62.9%      (12.3%)
                                                 =====       =====

Deferred tax liabilities and assets at December 31, 2003 are comprised of the following:

Deferred tax liabilities:
Capitalized software                                $1,572,425
Plant and equipment and related depreciation             8,478
                                                    ----------
Total deferred tax liabilities                       1,580,903
                                                    ----------

Deferred tax assets:
Receivables allowance                                   90,000
Net operating loss carryforward                        872,550
Vacation accrual and deferred compensation              99,913
                                                    ----------
  Total deferred tax assets                          1,062,463
                                                    ----------
    Net liability                                   $ (518,440)
                                                    ==========

Net deferred tax asset                              $   95,323
Net deferred tax liability                            (613,763)
                                                    ----------

  Net liability                                     $ (518,440)
                                                    ==========

A deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available U.S. net regular tax and alternative minimum tax operating loss carryforwards of approximately $2,181,000 and $2,242,000, respectively, expiring between the years 2004 and 2021.


7.    Royalty agreements
      ------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2004 to 2010. Royalty expense totaled $87,231 and $201,785 in 2003 and 2002, respectively.

8.    Related party transactions
      --------------------------

The Company had a note receivable due from its Chief Executive Officer, Jeffrey E. Butler, in the amount of $300,000 that was advanced in October 2000 and due in 2003. In 2003 the Board of Directors approved a transaction whereby the note would be paid in full in exchange for 200,000 shares of the Company's common stock owned by Mr. Butler. The stock has been recorded as treasury stock at this cost.

The Company is indebted to two major shareholder affiliates for convertible subordinated debt in the amount of $300,000, which was advanced in April, 2003. The debt bears interest at 8% and the interest is payable quarterly. Principal is due in one payment on April 1, 2005. The debt is subordinated to the debt owed the Company's senior lender and is convertible into the Company's common stock at $.6037 per share.


9.    Significant customers and concentration of credit risk
      ------------------------------------------------------

The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of sales in 2003 or 2002.

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

The Company has employment agreements with its officers which include salary terms and severance benefits. The Company has a deferred retirement benefit agreement with its President and has accrued $236,475 as of December 31, 2003. Deferred benefit expense was $64,920 in 2003 and 2002, respectfully.


11.    Accrued liabilities
       -------------------

Accrued liabilities are comprised of the following at December 31, 2003:

    Accrued interest                              $    3,614
    Accrued payroll, taxes and benefits              339,883
    Accrued commissions and royalties                788,801
    Accrued professional fees                         28,500
    Accrued - other                                   52,768
                                                  ----------

                                                  $1,213,566
                                                  ==========


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

The weighted average number of basic and diluted common shares outstanding is as follows:

                                            2003        2002
                                         ----------   ----------

          Basic                          14,324,714   14,306,228
          Diluted                        15,628,899   14,306,228

Employee stock options are included in the number of diluted common shaares using the treasury stock method.


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


15.   Foreign assets, liabilities and income
      --------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of LPL's financial condition at December 31, 2003 and the results of its operations for the year then ended stated in U.S. currency:

     Total assets                   $1,104,556
     Total liabilities              $1,278,629

     Revenues                       $  368,583
     Net loss                       $ (258,681)
     Foreign income tax benefit     $  (72,338)





Exhibit 11

Statement re: computation of per share earnings

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                       2002            2001
                                   ----------       ----------
     Basic                         14,324,714       14,306,228
     Diluted                       15,628,899       14,306,228

Employee stock options are included in the number of diluted common shares using the treasury stock method.



Exhibit 21

Subsidiaries of The American Education Corporation


Projected Learning Programs, Inc., an Oklahoma corporation (Inactive)

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation



Exhibit 23.1

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 25, 2004, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Steakley, Gilbert, & Morgan, P.C.


March 30, 2004
Oklahoma City, Oklahoma





Exhibit 31.1

CERTIFICATIONS


I, Jeffrey E. Butler, certify that:

1. I have reviewed this annual report on Form 10-KSB of The American Education Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  March  30, 2004

/s/  Jeffrey E. Butler
----------------------
Signature
Title:  Chief Executive Officer



Exhibit 31.2

CERTIFICATIONS


I, Neil R. Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB of The American Education Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  March 30, 2004

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer




Exhibit 32.1

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB of The American Education Corporation (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer



Exhibit 32.2

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB of The American Education Corporation (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer