Form 10QSB
period 2004-03-31
AMERICAN EDUCATION CORP
filed 2004-05-14
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the Transition Period from ________ to ________

Commission File #0-11078

THE AMERICAN EDUCATION CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                                   73-1621446
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

   7506 North Broadway Extension, Suite 505, Oklahoma City, OK  73116
   ------------------------------------------------------------------
               (Address of principal executive offices)


                            (405) 840-6031
                     ---------------------------
                     (Issuer's telephone number)


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

Number of shares of the issuer's common stock outstanding as of May 1, 2004: 14,133,461

Transitional Small Business Disclosure Format         YES__   NO X

THE AMERICAN EDUCATION CORPORATION

                                INDEX
                                -----
                                                                Page No.
                                                                --------

PART I - FINANCIAL INFORMATION


Item 1     Consolidated Balance Sheets
           March 31, 2004 and December 31, 2003                     3

           Consolidated Statements of Income
           For the Three Months Ended March 31, 2004
           and for the Three Months Ended March 31, 2003            4

           Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2004
           and for the Three Months Ended March 31, 2003            5

           Notes to Interim Consolidated Financial
           Statements                                               6


Item 2     Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations                                              9


Item 3     Controls and Procedures                                12


PART II - OTHER INFORMATION                                       13

SIGNATURE PAGES                                                   15




PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS



                                               March 31      December 31
                                                 2004            2003
                                            ------------     -----------
                                             (unaudited)      (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   44,166      $  216,676
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $225,000 and $225,000                   2,993,947       2,790,327
  Inventory                                      15,597          16,451
  Prepaid expenses and deposits                 137,329         174,482
  Deferred tax asset                             95,323          95,323
                                           ------------     -----------
     Total current assets                     3,286,362       3,293,259

Property and equipment, at cost               1,256,537       1,287,338
  Less accumulated depreciation and
   amortization                              (1,056,274)     (1,064,640)
                                           ------------     -----------
     Net property and equipment                 200,263         222,698

Other assets:

Capitalized software costs, net of
  accumulated amortization of
  $6,018,754 and $5,641,359                   4,417,415       4,454,143
  Goodwill, net of accumulated
   amortization of $369,097 and
   $369,097                                   1,840,446       1,840,446
                                           ------------     -----------
     Total other assets                       6,257,861       6,294,589
                                           ------------     -----------
       Total assets                        $  9,744,486     $ 9,810,546
                                           ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable trade                   $    505,060      $  374,822
  Accrued liabilities                         1,036,926       1,213,566
  Deferred revenue                              506,195         609,700
  Notes payable and current
   portion of long-term debt                    511,387         312,188
                                           ------------     -----------
     Total current liabilities                2,559,568       2,510,276

Other long-term accrued liabilities             282,975         236,475
Deferred income tax liability - Long-term       656,013         613,763
Long-term debt                                  484,949         738,745
                                           ------------     -----------
     Total liabilities                        3,983,505       4,099,259
                                           ------------     -----------


Commitments and contingencies                        -               -

Stockholders' Equity:
Preferred Stock, $.001 par value;
Authorized - 50,000,000 shares-issued
 and outstanding-none                               -                -
Common Stock, $.025 par value
Authorized 30,000,000 shares
Issued and outstanding - 14,133,461 shares      359,186         359,186

Additional paid in capital                    6,702,819       6,674,130
Treasury stock, at cost, 234,000 shares        (319,125)       (319,125)
Retained deficit                             (1,002,904)     (1,002,904)
Year-to-date earnings                            21,005              -
                                           ------------     -----------
     Total stockholders' equity               5,760,981       5,711,287
                                           ------------     -----------
       Total liabilities and
        stockholders' equity               $  9,744,486     $ 9,810,546
                                           ============     ===========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)


                                                 2004          2003
                                             -----------   -----------

Sales                                         $2,613,537    $1,897,319
Cost of goods sold                               342,875       287,157
                                             -----------   -----------
Gross profit                                   2,270,662     1,610,162

Operating expenses:
 Selling and marketing                         1,151,915       542,986
 Operations                                      108,958        77,596
 General and administrative                      534,480       643,267
 Amortization of capitalized software costs      372,146       340,375
                                             -----------   -----------

Total operating expenses                       2,167,499     1,604,224
                                             -----------   -----------

Operating income                                 103,163         5,938

Other income (expense):

 Interest expense                                (15,281)      (11,013)
                                             -----------   -----------

Net income (loss) before income taxes             87,882        (5,075)

 Deferred income tax (benefit) expense            66,877       (19,287)
                                             -----------   -----------


Net Income                                   $    21,005   $    14,212
                                             ===========   ===========

Basic                                       14,133,461     14,314,961

Earnings per share                          $    0.001     $    0.001

Diluted                                     15,427,021     14,314,961

Earnings per share                          $    0.001     $    0.001

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)



                                                    2004          2003
                                                -----------   -----------

Cash flows from operating activities:
Net income                                      $    21,005   $    14,212
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization                      400,896       384,138
 Reserve for bad debts                                   --         5,010
 Deferred compensation                               46,500        16,230
 Other                                               28,689        (2,494)

Changes in assets and liabilities:
 Accounts receivable                               (203,620)      (31,267)
 Inventories                                            854        (8,626)
 Prepaid expenses and other                          37,153         5,755
 Accounts payable and accrued liabilities           (46,402)       71,833
 Deferred revenue                                  (103,505)        5,967
 Deferred income taxes                               42,250       (19,287)
                                                -----------   -----------

Net cash provided by operating activities          223,820        441,471
                                                -----------   -----------

Cash flow from investing activities:
 Software development costs capitalized            (340,667)     (361,828)
 Purchase of property and equipment                  (1,066)       (4,606)
                                                -----------   -----------

 Net cash used in investing activities             (341,733)     (366,434)
                                                -----------   -----------

Cash flows from financing activities:
 Principal payments on notes payable                (54,597)      (86,003)
                                                -----------   -----------

 Net cash used in financing activities              (54,597)      (86,003)
                                                -----------   -----------

Net (decrease) in cash                             (172,510)      (10,966)

Cash at beginning of the period                     216,676        74,405
                                                -----------   -----------

Cash at end of the period                       $    44,166   $    63,439
                                                ===========   ===========

The accompanying notes are an integral part of the financial statements.



                 THE AMERICAN EDUCATION CORPORATION
                              Part I
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1. Description of Business:
   -----------------------

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

The interim consolidated financial statements at March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three-month period ending March 31, 2004 are not necessarily indicative of the results that can be expected for the entire year.

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

8. Debt:
   ----

The Company had the following indebtedness under notes and loan agreements:

                                           Current    Long-term   Total
                                          ---------   ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(6.00% at March 31, 2004)                  $288,000    $183,761  $471,761

Line of credit with bank, matures
March 31, 2005; maximum line -
$450,000, interest at the bank's
prime rate plus 2.5% (6.50% at
March 31, 2004)                             206,514          --   206,514

Installment notes payable to bank            16,873       1,188    18,061

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures April 1, 2005; interest at 8%
payable quarterly, principal due at
maturity, convertible into the Company's
common stock at $.6037 per share                 --     300,000   300,000
                                          ---------   ---------  --------
                                           $511,387    $484,949  $996,336
                                          =========   =========  ========

9. Stock Options:
   -------------

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Subsequent accounting pronouncements SFAS No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation," establish financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. Hence, no compensation is incurred unless the market value is greater than the option exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments; therefore, the Company has not recorded any compensation cost in the statements of operations for stock-based employee compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the quarter ended March 31:


                                                    2004          2003
                                                  -------       -------
Net income - as reported                          $21,005       $14,212
Stock -based employee compensation
 expense - pro forma                                5,550             -
                                                  -------       -------
Net income - pro forma                             15,455        14,212

Basic earnings per common share-as reported          $.01          $.01
Diluted earnings per common share as reported         .01           .01
Basic earnings per common share -
 pro forma                                           $.01          $.01
Diluted earnings per common share-
 pro forma                                            .01           .01


10. Statements of Cash Flows:
    ------------------------

In the Consolidated Statements of Cash Flows, cash and cash equivalents may include currency on hand, demand deposits with banks or other financial institutions, treasury bills, commercial paper, mutual funds or other investments with original maturities of three months or less. The carrying values of the Company's assets and liabilities approximate fair value due to their short-term nature.

11. Income Taxes:
    ------------

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

12. Computation of Earnings Per Share:
    ---------------------------------

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

13. Stockholders' Equity:
    --------------------

At March 31, 2004, paid-in capital includes $26,410 of foreign currency translation adjustments.

14. Commitments and Contingencies:
    -----------------------------

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive testing software, and software management technology specifically designed to manage the delivery of and record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System, registered, ("A+LS") Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides assessment testing and instructional content for the General Educational Development (GED) test. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, companion academic skill assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8. The Company's curriculum content is aligned to the other third party digital resources such as the World Book Multimedia Encyclopedia, ETS's e-rater online essay grading technology and GoKnow's scientifically-based, Internet accessible curriculum and reference materials, which may be accessed directly from A+LS lessons.

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, trademark, Online Courseware the Company's new diagnostic, prescriptive test and online developmental curriculum offering, is aligned to ACCUPLACER OnLine, the leading college admissions test for students requiring developmental support to enroll in full credit secondary coursework in mathematics, reading, algebra and writing.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to maintain currency of its product offering and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also maintain the currency of its content and underwrite content revisions and its realignment to new, or updated state and national educational standards and, more recently, to investigate and publish information which provides school customers scientifically-based research on the effectiveness of company products to remain competitive. This requirement is to allow the Company's products to comply with certain research-based product effectiveness standards of "The No Child Left Behind Act of 2001." The necessity to support these requirements represent a new cost of doing business and introduces additional complexity into the Company's development processes.
The necessity to accomplish these essential, ongoing corporate functions requires retention and recruitment of a highly skilled professional workforce. These investments are an essential, recurring cost of doing business and impact the Company's operating cost and margin structures.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003
---------------------------------------------------------

Net sales for the three months ended March 31, 2004 totaled $2,613,537 compared to $1,897,319 for the same period in 2003. This represents an increase of 38% over the comparable 2003 quarter and is attributable to a combination of a substantial increase in orders at AEC, somewhat offset by sales decreases at the LPL subsidiary, which recorded a large international order in the 2003-year quarterly period. Revenue at the Dolphin subsidiary for the first quarter was approximately equal to the prior year. AEC's revenue increase over the same quarter in 2003 is a result of securing increasingly larger dollar size orders and as a result of billing more schools directly as a condition of certain contract awards.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2004 decreased to 13% from 15% of net revenues for the same period in 2003. This improvement is attributed to a larger portion of consolidated sales contributed by the core AEC operating unit. The Company's principal product family, A+dvanced Learning System, registered, provided gross profit margins of 96% in the first quarter of 2004, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, increased to $2,167,499 for the three months ended March 31, 2004, compared to $1,604,224 for the same 2003 quarter, an increase of 35.1%.
As a percentage of sales revenue, however, operating expenses decreased from 84.6% in 2003 to 82.9% in 2004. The increase in total operating expenses is primarily due to an increase in amortization of product development costs and increased marketing and selling expenditures. During the first quarter of 2004, the Company continued to make substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System, registered, product family as well as continued its investment into A+dvancer, trademark, the Company's post-secondary testing and online curriculum offering.

As a component of total operating expenses, selling and marketing costs increased by 112.1%, from $542,986 for the three months ended March 31, 2003, to $1,151,915 for the current period. The increase in the first quarter 2004 selling expenses is largely attributable to changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of orders. In addition, the Company initiated programs to expand sales coverage in new sales territories, as well as expanded trade show activities during the quarter which increased planned quarterly spending. General and administrative expenses, including operations, decreased 10.7% from $720,863 to $643,438. This decrease is primarily attributable to reductions in royalty costs, bad debt expense and continued decreases in operating costs at LPL and other corporate cost control initiatives.

Interest expense was $15,281 for the three months ended March 31, 2004 compared to $11,013 for the same 2003 quarter reflecting higher interest rates in effect for the Company's debt in 2004. The provision for income taxes differs from the amount that would normally be expected because the pre-tax loss at LPL does not qualify for tax benefit under UK accounting rules. There is net income of $21,005 for the three months ended March 31, 2004, compared to net income of $14,212 for the same period in 2003.

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

As of March 31, 2004 the Company's principal sources of liquidity included cash and cash equivalents of $44,166, net accounts receivable of $2,993,947 and inventory of $15,597. The Company's net cash provided by operating activities during the first quarter was $223,820 in 2004 compared to $441,471 in 2003. Net cash used in investing activities for the same period decreased by 6.7% from $366,434 in 2003 to $341,733 in 2004, and was comprised primarily of investment in capitalized software development costs. During the quarter ended March 31, 2004 total bank debt was reduced by $54,597, or by 7.3%.


At March 31, 2004, the Company had working capital of $726,794 compared to $782,983 at December 31, 2003. The Company's commercial bank recently extended the maturity of its bank lines of credit until March and November of 2005. This restructuring of bank indebtedness permitted a portion of the bank debt under its lines of credit to be classified as long-term debt.
The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources.

It is believed that the Company can continue to achieve favorable performance in financial results in the foreseeable future. This belief is as a result of the following factors: expansion of the Company's product lines; addition of new products; expanded geographical coverage; and, the return of increases in forecasted spending in fiscal 2004 and 2005 for certain school market segments. Management believes that it can undertake necessary expansion of marketing and product development efforts with the Company's working capital requirements secured primarily from its operating cash flows and available bank credit facilities. If successful, the Company should be able to continue to enhance the liquidity of the Corporation and the overall strength of the Company's balance sheet and financial position.

Additional working capital beyond that available to the Company as a result of internally generated cash flows has been and may be required to expand operations. Management has and will consider options available to access such funding, including expanded debt and new equity financing as dictated by the needs of the business.

Off-Balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements.

Contractual Cash Obligations
----------------------------

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of March 31, 2004 (amounts in thousands of dollars):


                               Less than    1 to 3    4 to 5    Over 5
                                 1 year      years     years     years
                               ---------    ------    ------    ------

Long and short term debt          $511        $485      $ --      $ --
Operating leases                   308         338       146        --
                                  ----        ----      ----      ----

Total contractual obligations     $819        $823      $146      $ --
                                  ====        ====      ====      ====

Critical Accounting Policies
----------------------------

Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Interim Consolidated Financial Statements, which are included herein.


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

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

As of March 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        The following exhibits have been filed as a part of this report:

Exhibit
  No.                   Description of Exhibits
-------     ---------------------------------------------------------------
 3.1        Articles of Incorporation of The American Education Corporation
            (incorporated by reference to Annex B to the Definitive Proxy
            Statement filed with the Securities and Exchange Commission on October 12, 2001)

 3.2 Bylaws of The American Education Corporation (incorporated by reference to Annex C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on October 12, 2001)

 4.1 Form of Stock Certificate (incorporated by reference to Form 8-A12G/A filed with the Securities and Exchange Commission on January 20, 2004)

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



(b) Reports on Form 8-K

    On January 5, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing the completion of the Company's reincorporation to Nevada.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The American Education Corporation


                                    /s/ Jeffrey E. Butler
                                    ---------------------
                                    Jeffrey E. Butler,
                                    Chief Executive Officer
                                    Chairman of the Board
                                    Treasurer



                                    /s/ Neil R. Johnson
                                    -------------------
                                    Chief Financial Officer

Date: May 14, 2004



                             Exhibit 31.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Jeffrey E. Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The American Education Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  May 14, 2004

/s/  Jeffrey E. Butler
----------------------
Signature
Title:  Chief Executive Officer


                             Exhibit 31.2

               CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Neil R. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The American Education Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  May 14, 2004

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer




                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The
American Education Corporation (the "Company") for the period ended March
31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
--------------------------
Jeffrey E. Butler
Chief Executive Officer

May 14, 2004


                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
------------------------
Neil R. Johnson
Chief Financial Officer

May 14, 2004