Form 10QSB
period 2004-06-30
AMERICAN EDUCATION CORP
filed 2004-08-13
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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
YES X    NO_

Number of shares of the issuer's common stock outstanding as of August
1, 2004:                 14,133,461

Transitional Small Business Disclosure Format        YES       NO X



THE AMERICAN EDUCATION CORPORATION

                                INDEX
                                -----
                                                                Page No.
                                                                --------

PART I - FINANCIAL INFORMATION


Item 1     Consolidated Balance Sheets
           June 30, 2004 and December 31, 2003                      3

           Consolidated Statements of Income
           For the Three Months Ended June 30, 2004                 4
           and for the Three Months Ended June 30, 2003

           For the Six Months Ended June 30, 2004
           and for the Six Months Ended June 30, 2003               5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2004
          and for the Six Months Ended June 30, 2003                6

          Notes to Interim Consolidated Financial
          Statements                                                7


Item 2    Management's Discussion and Analysis
          Of Financial Condition and Results of
          Operations                                               10

Item 3    Controls and Procedures                                  13


PART II - OTHER INFORMATION                                        15

SIGNATURE PAGES                                                    17




PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               June 30      December 31
                                                 2004            2003
                                            ------------     -----------
                                             (unaudited)      (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $  236,089      $  216,676
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $271,300 and $225,000                   3,205,281       2,790,327
  Inventory                                      11,655          16,451
  Prepaid expenses and deposits                 123,362         174,482
  Deferred tax asset                             95,323          95,323
                                             ----------      ----------
     Total current assets                     3,671,710       3,293,259

Property and equipment, at cost               1,261,872       1,287,338
  Less accumulated depreciation and
   amortization                              (1,085,746)     (1,064,640)
                                             ----------      ----------
     Net property and equipment                 176,126         222,698

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $6,409,384
   and $5,641,359                             4,298,572       4,454,143
  Goodwill, net of accumulated
   amortization of $369,097 and $369,097      1,840,446       1,840,446
                                             ----------      ----------
     Total other assets                       6,139,018       6,294,589
                                             ----------      ----------
     Total assets                            $9,986,854      $9,810,546
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $  387,969      $  374,822
  Accrued liabilities                         1,007,479       1,213,566
  Deferred revenue                              373,536         609,700
  Notes payable and current portion of
   long-term debt                             1,056,677         312,188
                                             ----------      ----------
     Total current liabilities                2,825,661       2,510,276

Other long-term accrued liabilities             329,475         236,475
Deferred income tax liability - Long-term       914,241         613,763
Long-term debt                                       -          738,745
                                             ----------      ----------
     Total liabilities                        4,069,377       4,099,259
                                             ----------      ----------
Commitments and contingencies                        -               -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                             -               -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,133,461
    shares                                      359,186         359,186
  Additional paid in capital                  6,684,339       6,674,130
  Treasury stock, at cost, 234,000 shares      (319,125)       (319,125)
  Retained deficit                           (1,002,904)     (1,002,904)
  Year-to-date earnings                         195,981              -
                                             ----------      ----------
     Total stockholders' equity               5,917,477       5,711,287
                                             ----------      ----------
     Total liabilities and stockholders'
      equity                                 $9,986,854      $9,810,546
                                             ==========      ==========


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited)

                                                 2004          2003
                                             -----------   -----------

Sales                                         $2,770,205   $ 2,450,636
Cost of goods sold                               334,996       337,097
                                             -----------   -----------
Gross profit                                   2,435,209     2,113,539

Operating expenses:
 Selling and marketing                           821,556       445,665
 Operations                                      138,769       118,463
 General and administrative                      638,127       650,653
 Amortization of capitalized software costs      384,756       357,598
                                             -----------   -----------
Total operating expenses                       1,983,208     1,572,379
                                             -----------   -----------

Operating income                                 452,001       541,160

Other income (expense):
 Interest expense                                (15,143)      (23,000)
                                             -----------   -----------
Net income before income taxes                   436,858       518,160

 Deferred income taxes                           261,882       248,153
                                             -----------   -----------
Net Income                                   $   174,976   $   270,007
                                             ===========   ===========

Basic                                         14,133,461    14,367,461

Earnings per share                           $     0.012   $     0.019

Diluted                                       15,427,021    14,453,861

Earnings per share                           $     0.011   $     0.019


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited)

                                                 2004          2003
                                             -----------   -----------

Sales                                         $5,383,742   $ 4,347,954
Cost of goods sold                               677,871       664,253
                                             -----------   -----------
Gross profit                                   4,705,871     3,683,701

Operating expenses:
 Selling and marketing                         1,973,471       988,651
 Operations                                      247,727       196,059
 General and administrative                    1,172,607     1,253,920
 Amortization of capitalized software costs      756,902       697,973
                                             -----------   -----------
Total operating expenses                       4,150,707     3,136,603
                                             -----------   -----------
Operating income                                 555,164       547,098

Other income (expense):
 Interest expense                                (30,424)      (34,013)
                                             -----------   -----------
Net income before income taxes                   524,740       513,085

 Deferred income taxes                           328,759       228,866
                                             -----------   -----------
Net Income                                   $   195,981   $   284,219
                                             ===========   ===========

Basic                                         14,133,461    14,350,928

Earnings per share                           $     0.014   $      0.02

Diluted                                       15,427,021    14,437,328

Earnings per share                           $     0.013   $      0.02


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited)


                                                    2004          2003
                                                -----------   -----------

Cash flows from operating activities:
Net income                                      $   195,981   $   284,219
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization                      820,999       777,650
 Reserve for bad debts                               46,300       107,010
 Services rendered for common stock                      --         3,675
 Deferred compensation                               93,000        32,461
 Other                                               10,208        16,966

Changes in assets and liabilities:
 Accounts receivable                               (461,254)     (950,801)
 Inventories                                          4,796       (10,245)
 Prepaid expenses and other                          51,120       (14,399)
 Accounts payable and accrued liabilities          (192,940)       45,979
 Accounts payable - Affiliate                            --       (60,000)
 Deferred revenue                                  (236,164)      203,116
 Deferred income taxes                              300,478       230,215
                                                -----------   -----------
Net cash provided by operating activities           632,524       665,846

Cash flow from investing activities:
 Software development costs capitalized            (612,454)     (671,634)
 Purchase of property and equipment                  (6,401)      (18,420)
                                                -----------   -----------
 Net cash used in investing activities             (618,855)     (690,054)

Cash flows from financing activities:
 Proceeds received from issuance of debt            142,234       300,000
 Principal payments on notes payable               (136,490)     (256,249)
                                                -----------   -----------
 Net cash provided by financing activities            5,744        43,751
                                                -----------   -----------
Net increase in cash                                 19,413        19,543

Cash at beginning of the period                     216,676        74,405
                                                -----------   -----------
Cash at end of the period                        $  236,089    $   93,948
                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.


                 THE AMERICAN EDUCATION CORPORATION
                              Part I
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.  Description of Business:
    -----------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Learning Pathways, Ltd. ("LPL"), Derby, UK, and Dolphin, Inc. ("Dolphin"), Voorhees, NJ. LPL modifies the Company's U.S. curriculum offering to conform to the UK's educational system and markets these products directly to UK and other international markets. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.


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

The interim consolidated financial statements at June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2004 are not necessarily indicative of the results that can be expected for the entire year.

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

8.  Debt:
    ----

The Company had the following indebtedness under notes and loan agreements. The Company has a lockbox arrangement with its bank and therefore all bank loans are treated as current regardless of the stated terms.

                                           Current    Long-term    Total
                                          ---------   ---------  ----------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(6.00% at June 30, 2004)                   $399,761    $     --  $  399,761

Line of credit with bank, matures
March 31, 2005; maximum line - $450,000,
interest at the bank's prime rate plus
2.5% (6.50% at June 30, 2004)               345,889          --     345,889

Installment notes payable to bank            11,027          --      11,027

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures April 1, 2005; interest at 8%
payable quarterly, principal due at
maturity, convertible into the Company's
common stock at $.6037 per share            300,000          --     300,000
                                          ---------   ---------  ----------
                                          $1,056,677  $      --  $1,056,677
                                          ==========  =========  ==========


9.  Stock Options
    -------------

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Subsequent accounting pronouncements SFAS No. 1123 and SFAS No. 148, "Accounting for Stock Based Compensation," establish financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. Hence, no compensation is incurred unless the market value is greater than the option exercise price.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the six months ended June 30:



                                                    2004          2003
                                                 --------      --------
Net income - as reported                         $195,981      $284,219
Stock -based employee compensation
 expense - pro forma                               13,580             -
                                                 --------      --------
Net income - pro forma                            182,401       284,219

Basic earnings per common share-as reported          $.01          $.02
Diluted earnings per common share as reported         .01           .02
Basic earnings per common share -
 pro forma                                           $.01          $.02
Diluted earnings per common share-
 pro forma                                            .01           .02


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

At June 30, 2004, paid-in capital includes $7,930 of foreign currency translation adjustments.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive assessment testing software, and software management technology specifically designed to manage the delivery of and record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System, registered, ("A+LS") Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides assessment testing and instructional content for the General Educational Development (GED) test. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, companion academic skill assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8. The Company's curriculum content is aligned to the other third party digital resources such as the World Book Multimedia Encyclopedia, ETS's e-rater online essay grading technology and GoKnow's scientifically-based, Internet accessible curriculum and reference materials, which may be accessed directly from A+LS lessons.

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, trademark, Online Courseware, the Company's new diagnostic, prescriptive test and online developmental curriculum offering, is aligned to ACCUPLACER OnLine, the leading college admissions test for students requiring developmental support to enroll in full credit secondary coursework in mathematics, reading, algebra and writing.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to maintain currency of its product offering and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also maintain the currency of its content and underwrite content revisions and its realignment to new, or updated state and national educational standards and, more recently, to investigate and publish information which provides school customers scientifically-based research on the effectiveness of company products to remain competitive. This requirement is to allow the Company's products to comply with certain research-based product effectiveness standards of The No Child Left Behind Act of 2001. The necessity to support these requirements represent a new cost of doing business and introduces additional complexity into the Company's development processes. The necessity to accomplish these essential, ongoing corporate functions requires retention and recruitment of a highly skilled professional workforce. These investments are an essential, recurring cost of doing business and impact the Company's operating cost and margin structures.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------

Net consolidated sales for the three months ended June 30, 2004 totaled $2,770,205 compared to $2,450,636 for the same period in 2003. This represents an increase of 13% over the comparable 2003 quarter and is attributable to a combination of a substantial increase in orders at AEC, offset by sales decreases at the LPL and Dolphin subsidiaries. AEC's revenue increase over the same quarter in 2003 is a result of the continuation of increases in governmental educational funding and as of a result of billing more schools directly as a condition of certain contract awards.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2004 decreased to 12% from 14% of net revenues for the same period in 2003. This improvement is attributed to a larger portion of consolidated sales contributed by the core AEC operating unit. The Company's principal product family, A+nyWhere Learning System, registered, provided gross profit margins of 97% in the second quarter of 2004, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, increased to $1,983,208 for the three months ended June 30, 2004, compared to $1,572,379 for the same 2003 quarter, an increase of 26%. As a percentage of sales revenue, operating expenses increased from 64% in 2003 to 72% in 2004. The increase in total operating expenses is primarily due to an increase in amortization of product development costs and increased marketing and selling expenditures. During the second quarter of 2004, the Company continued to make substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System, registered, product family as well as continuing its investment into A+dvancer, trademark, the Company's post-secondary testing and online curriculum offering.

As a component of total operating expenses, selling and marketing costs increased by 84%, from $445,665 for the three months ended June 30, 2003, to $821,556 for the current period. The increase in the second quarter 2004 selling expenses is largely attributable to changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of orders. In addition, the Company initiated programs to substantially expand sales coverage in new geographical territories, as well as expanded trade show activities during the quarter, which increased planned quarterly spending. General and administrative expenses, including operations, remained virtually unchanged at $776,896 compared to $769,116 for the same 2003 quarter.

Interest expense was $15,143 for the three months ended June 30, 2004 compared to $23,000 for the same 2003 quarter, reflecting the lower amount of bank debt outstanding on an average daily basis. The provision for income taxes differs from the amount that would normally be expected because the pre-tax loss at LPL does not qualify for tax benefit under UK accounting rules. Net income was $174,976 for the three months ended June 30, 2004, compared to net income of $270,007 for the same period in 2003.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
------------------------------------------------------

Net sales for the six months ended June 30, 2004, totaled $5,383,742 compared to $4,347,954 for the same period in 2003. This represents an increase of 24% over the comparable 2003 period. This increase is attributable to substantial increases in sales at AEC offset somewhat by decreases in sales at LPL and Dolphin during the period.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2004 decreased to 13% compared to 15% for the same period in 2003. As noted for the quarterly results, this improvement is attributed to the increase in the portion of sales contributed by the core AEC operating unit that has much lower cost of sales than the Company's subsidiaries. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 97% in the first six months of 2004.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $4,150,707 for the six months ended June 30, 2004, compared to $3,136,603 for the same 2003 fiscal period. As a percentage of sales revenue, operating expenses increased to 77% in 2004 from 72% in 2003. The increase in the second quarter 2004 operating expenses is largely attributable to an increase in selling and marketing expenses caused by changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of period orders. General and administrative expenses, including operations, decreased from $1,449,979 to $1,420,334 or by 2%. This improvement is primarily attributable to decreases in bad debt expense.

Interest expense for the six months ended June 30, decreased from $34,013 in 2003 to $30,424 in 2004 reflecting the reduction in average daily debt levels in 2004 compared to the prior year. Net income was $195,981 for the six months ended June 30, 2004, compared to a net income of $284,219 for the same period in 2003. The decrease results from increased losses at Learning Pathways and Dolphin.


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

As of June 30, 2004 the Company's principal sources of liquidity included cash and cash equivalents of $236,089, net accounts receivable of $3,205,281 and inventory of $11,655. The Company's net cash provided by operating activities during the six months was $632,524 in 2004 compared to $665,846 in 2003. Net cash used in investing activities for the same period decreased by 10% from $690,054 in 2003 to $618,855 in 2004, and was comprised primarily of investment in capitalized software development costs. During the six months ended June 30, 2004 total bank term debt decreased by $136,490, or 25%. Total bank indebtedness increased by 1%, or by $5,744, as a result of expanded use of available bank revolving credit facilities.

At June 30, 2004, the Company had working capital of $846,049 compared to $782,983 at December 31, 2003. The Company's commercial bank has extended the maturity of its bank lines of credit until March and November of 2005 as well as provided additional corporate credit facilities. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources with respect to its long-term credit facilities.

It is believed that the Company can continue to achieve improved performance in financial results in the foreseeable future. This belief is as a result of the following factors: expansion of the Company's product lines; addition of new products; expanded geographical sales coverage; and, the forecasted improvement in governmental funding in fiscal 2004 and 2005 for certain school market segments. Management believes that it can undertake necessary expansion of marketing and product development efforts with the Company's working capital requirements secured primarily from its operating cash flows and available bank credit facilities. If successful, the Company should be able to continue to enhance corporate liquidity and continue to strengthen the Company's balance sheet and financial position.

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


Contractual Cash Obligations
----------------------------

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of June 30, 2004 (amounts in thousands of dollars):

                               Less than    1 to 3    4 to 5    Over 5
                                 1 year      years     years     years
                               ---------    ------    ------    ------

Long and short term debt          $  945      $112      $ --      $ --
Operating leases                     322       321       154        --
                                  ------      ----      ----      ----

Total contractual obligations     $1,267      $433      $154      $ --
                                  ======      ====      ====      ====


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

As of June 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

The following exhibits have been filed as a part of this report:

Exhibit
  No.                   Description of Exhibits
-------     ---------------------------------------------------------------
 3.1        Articles of Incorporation of The American Education
            Corporation (incorporated by reference Annex B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on October 12, 2001)

 3.2 Bylaws of The American Education Corporation (incorporated by reference to Annex C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on October 12, 2001)

 4.1 Form of Stock Certificate (incorporated by reference to Form 8-A12G/A filed with the Securities and Exchange
            Commission on January 20, 2004)

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


(b)  Reports on Form 8-K

     On June 7, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing the Company had received textbook provider status awards in Idaho and Oklahoma.

     On June 2, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing the Company had entered into technology partnerships with CLEARVIEW/eav, Inc. and CS&C.

     On May 21, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing that the Company's products are featured in a North Carolina Department of Instruction best practices video.

     On May 13, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing the Company's financial results for the quarter ended March 31, 2004.


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


Date: August 12, 2004


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

Date:  August 12, 2004

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

Date:  August 12, 2004

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer





                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
--------------------------
Jeffrey E. Butler
Chief Executive Officer

August 12, 2004



                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
------------------------
Neil R. Johnson
Chief Financial Officer

August 12, 2004