Form 10QSB
period 2004-09-30
AMERICAN EDUCATION CORP
filed 2004-11-15
CIK 705003

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the Transition Period from ________ to ________

Commission File #0-11078

                    THE AMERICAN EDUCATION CORPORATION
   -----------------------------------------------------------------
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

Number of shares of the issuer's common stock outstanding as of
November 1, 2004:                 14,133,461

Transitional Small Business Disclosure Format           YES       NO X



THE AMERICAN EDUCATION CORPORATION

                                INDEX
                                -----
                                                                Page No.
                                                                --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           September 30, 2004 and December 31, 2003                 3

           Consolidated Statements of Income
           For the Three Months Ended September 30, 2004
           and for the Three Months Ended September 30, 2003        4

           For the Nine Months Ended September 30, 2004
           and for the Nine Months Ended September 30, 2003         5

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2004
           and for the Nine Months Ended September 30, 2003         6

           Notes to Interim Consolidated Financial
           Statements                                               7


Item 2     Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations                                              10

Item 3     Controls and Procedures                                 13



PART II - OTHER INFORMATION                                        15

SIGNATURE PAGES                                                    17




PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS



                                            September 30      December 31
                                                 2004            2003
                                            ------------     -----------
                                             (unaudited)      (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   356,991     $   216,676
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $357,014 and $225,000                    3,111,363       2,790,327
  Inventory                                       12,360          16,451
  Prepaid expenses and deposits                  434,915         174,482
  Deferred tax asset                              95,323          95,323
                                             -----------     -----------
     Total current assets                      4,010,952       3,293,259

Property and equipment, at cost                1,284,927       1,287,338

Less accumulated depreciation and
 amortization                                 (1,116,125)     (1,064,640)
                                             -----------     -----------
     Net property and equipment                  168,802         222,698

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $6,813,882
   and $5,641,359                              4,239,833       4,454,143
  Goodwill, net of accumulated amortization
   of $369,097 and $369,097                    1,840,446       1,840,446
                                             -----------     -----------
     Total other assets                        6,080,279       6,294,589
                                             -----------     -----------
     Total assets                            $10,260,033     $ 9,810,546
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $   305,425     $   374,822
  Accrued liabilities                            876,131       1,213,566
  Deferred revenue                               876,535         609,700
  Notes payable and current portion of
   long-term debt                                487,910         312,188
                                             -----------     -----------
     Total current liabilities                 2,546,001       2,510,276

Other long-term accrued liabilities              399,975         236,475
Deferred income tax liability - Long-term      1,056,323         613,763
Long-term debt                                   300,000         738,745
                                             -----------     -----------
     Total liabilities                         4,302,299       4,099,259
                                             -----------     -----------
Commitments and contingencies                         -               -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                              -               -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,133,461 shares    359,186         359,186
  Additional paid in capital                   6,703,204       6,674,130
  Treasury stock, at cost, 234,000 shares       (319,125)       (319,125)
  Retained deficit                            (1,002,904)     (1,002,904)
  Year-to-date earnings                          217,373              -
                                             -----------     -----------
     Total stockholders' equity                5,957,734       5,711,287
                                             -----------     -----------
     Total liabilities and stockholders'
      equity                                 $10,260,033     $ 9,810,546
                                             ===========     ===========


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)

                                                 2004          2003
                                             -----------   -----------

Sales                                        $ 2,644,459   $ 2,290,305
Cost of goods sold                               351,667       336,706
                                             -----------   -----------
Gross profit                                   2,292,792     1,953,599

Operating expenses:
 Selling and marketing                           822,912       606,222
 Operations                                      124,911        98,302
 General and administrative                      735,884       582,007
 Amortization of capitalized software costs      402,192       371,084
                                             -----------   -----------
Total operating expenses                       2,085,899     1,657,615
                                             -----------   -----------
Operating income                                 206,893       295,984

Other income (expense):
 Interest expense                                (19,615)      (17,682)
                                             -----------   -----------
Net income before income taxes                   187,278       278,302

 Deferred income taxes                           165,886       160,155
                                             -----------   -----------

Net Income                                   $    21,392   $   118,147
                                             ===========   ===========

Basic                                         14,133,461    14,367,461

Earnings per share                           $     0.002   $     0.008

Diluted                                       15,668,711    15,329,630

Earnings per share                           $     0.001   $     0.008


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)

                                                 2004          2003
                                             -----------   -----------

Sales                                         $8,028,201   $ 6,638,259
Cost of goods sold                             1,029,538     1,000,960
                                             -----------   -----------
Gross profit                                   6,998,663     5,637,299

Operating expenses:
 Selling and marketing                         2,796,383     1,594,872
 Operations                                      372,638       294,361
 General and administrative                    1,908,491     1,835,927
 Amortization of capitalized software costs    1,159,094     1,069,057
                                             -----------   -----------
Total operating expenses                       6,236,606     4,794,217
                                             -----------   -----------
Operating income                                 762,057       843,082

Other income (expense):
 Interest expense                                (50,039)      (51,695)
                                             -----------   -----------

Net income before income taxes                   712,018       791,387

 Deferred income taxes                           494,645       389,021
                                             -----------   -----------
Net Income                                   $   217,373   $   402,366
                                             ===========   ===========


Basic                                         14,133,461    14,356,499

Earnings per share                           $     0.015   $     0.028

Diluted                                       15,668,711    15,318,668

Earnings per share                           $     0.014   $     0.026


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)


                                                    2004          2003
                                                -----------   -----------

Cash flows from operating activities:
Net income                                      $   217,373   $   402,366
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
 Depreciation and amortization                    1,255,875    1,193,114
 Reserve for bad debts                              132,014      122,691
 Services rendered for common stock                      --        3,675
 Deferred compensation                              163,500       48,690
 Other                                               29,074       (7,003)

Changes in assets and liabilities:
 Accounts receivable                               (453,050)    (976,833)
 Inventories                                          4,091      (10,145)
 Prepaid expenses and other                        (260,433)    (100,270)
 Accounts payable and accrued liabilities          (406,832)    (251,548)
 Accounts payable - Affiliate                            --      (60,000)
 Deferred revenue                                   266,835      444,437
 Deferred income taxes                              442,560      389,020
                                                -----------   -----------
 Net cash provided by operating activities        1,391,007    1,198,194
                                                -----------   -----------
Cash flow from investing activities:
 Software development costs capitalized            (958,213)  (1,005,117)
 Purchase of property and equipment                 (29,456)     (28,531)
                                                -----------   -----------

Net cash used in investing activities              (987,669)  (1,033,648)
                                                -----------   -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt                 --      300,000
 Principal payments on notes payable               (263,023)    (392,745)
                                                -----------   -----------
 Net cash used in financing activities             (263,023)     (92,745)
                                                -----------   -----------
Net increase in cash                                140,315       71,801

Cash at beginning of the period                     216,676       74,405
                                                -----------   -----------
Cash at end of the period                       $   356,991   $   146,206
                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.



                 THE AMERICAN EDUCATION CORPORATION
                              Part I
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.    Description of Business:
      -----------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Learning Pathways, Ltd. ("LPL"), Derby, U.K., and Dolphin, Inc. ("Dolphin"), Voorhees, NJ. LPL modifies the Company's U.S. curriculum offering to conform to the U.K.'s educational system and markets these products directly to U.K. and other international markets. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers.


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

The interim consolidated financial statements at September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three- and nine-month periods ending September 30, 2004 are not necessarily indicative of the results that can be expected for the entire year.

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


                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(6.50% at September 30, 2004)              $327,761    $     --  $327,761

Line of credit with bank, matures
March 31, 2005; maximum line - $450,000,
interest at the bank's prime rate plus
2.5% (7.00% at September 30, 2004)          153,665          --   153,665

Installment notes payable to bank             6,484          --     6,484

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per share         --     300,000   300,000
                                           --------    --------  --------
                                           $487,910    $300,000  $787,910
                                           ========    ========  ========


9.    Stock Options:
      -------------

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Subsequent accounting pronouncements SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation," establish financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation. Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. Hence, no compensation is incurred unless the market value is greater than the option exercise price.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the nine months ended September 30:




                                                    2004          2003
                                                 --------      --------
Net income - as reported                         $217,373      $402,366
Stock -based employee compensation expense -
pro forma                                          46,485         6,125
                                                 --------      --------
Net income - pro forma                            170,888       396,241

Basic earnings per common share - as reported        $.02          $.03
Diluted earnings per common share - as reported       .01           .03
Basic earnings per common share - pro forma          $.01          $.03
Diluted earnings per common share - pro forma         .01           .03


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


13.    Stockholders' Equity:
       --------------------

At September 30, 2004, paid-in capital includes $26,795 of foreign currency translation adjustments.


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

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., U.K. and other international locations. A+dvancer, trademark, Online Courseware, the Company's new diagnostic, prescriptive test and online developmental curriculum offering, is aligned to ACCUPLACER OnLine, the leading college admissions test for students requiring developmental support to enroll in full credit secondary coursework in mathematics, reading, algebra and writing.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to maintain currency of its product offering and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also maintain the currency of its content and underwrite content revisions and its realignment to new, or updated state and national educational standards and, more recently, to investigate and publish information which provides school customers scientifically-based research on the effectiveness of company products to remain competitive. This requirement is to allow the Company's products to comply with certain research-based product effectiveness standards of The No Child Left Behind Act of 2001. The necessity to support these requirements represents a new cost of doing business and introduces additional complexity into the Company's development processes. The necessity to accomplish these essential, ongoing corporate functions requires retention and recruitment of a highly skilled professional workforce. These investments are an essential, recurring cost of doing business and impact the Company's operating cost and margin structures.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------

Net consolidated sales for the three months ended September 30, 2004 totaled $2,644,459 compared to $2,290,305 for the same period in 2003. This represents an increase of 15% over the comparable 2003 quarter and is attributable to a combination of increases in orders at all of AEC's operating units, including the LPL and Dolphin subsidiaries. AEC's revenue increase over the same quarter in 2003 is a result of the continuation of increases in governmental educational funding and as a result of billing more schools directly as a condition of certain contract awards. Management believes that AEC's sales for the third quarter were adversely impacted by severe weather conditions in the important Gulf Coast states, which was disruptive to both the selling efforts and school purchasing processes in several key states.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 2004 decreased to 13% from 15% of net revenues for the same period in 2003. This improvement is attributed to a larger portion of consolidated sales contributed by the core AEC operating unit. The Company's principal product family, A+nyWhere Learning System, registered, provided gross profit margins of 97% in the third quarter of 2004, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, increased to $2,085,899 for the three months ended September 30, 2004, compared to $1,657,615 for the same 2003 quarter, an increase of 26%. As a percentage of sales revenue, operating expenses increased from 72% in 2003 to 79% in 2004. The increase in total operating expenses is primarily due to increased marketing and selling expenditures and increases in general and administrative costs as detailed below. During the third quarter of 2004, the Company continued to make substantial progress in development efforts on revised, updated and expanded curriculum offerings for its A+nyWhere Learning System, registered, product family as well as continuing its investment into A+dvancer, trademark, the Company's post-secondary testing and online curriculum offering.

As a component of total operating expenses, selling and marketing costs increased by 36%, from $606,222 for the three months ended September 30, 2003, to $822,912 for the current period. The increase in the third quarter 2004 selling expenses is largely attributable to changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of orders. In addition, the Company continued programs to substantially expand sales coverage in new geographical territories, as well as expanded trade show activities during the quarter, which increased planned quarterly spending. General and administrative expenses, including operations, increased from $680,309 in 2003 to $860,795 in 2004 or 27%. This increase resulted from increased costs of providing online, Company hosted product to a larger number of customers and increases in bad debt expense at LPL.

Interest expense was $19,615 for the three months ended September 30, 2004 compared to $17,682 for the same 2003 quarter, reflecting higher interest rates in effect in 2004. The provision for income taxes differs from the amount that would normally be expected because the pre-tax loss at LPL does not qualify for tax benefit under U.K. accounting rules. Net income was $21,392 for the three months ended September 30, 2004, compared to net income of $118,147 for the same period in 2003.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------------------------

Net sales for the nine months ended September 30, 2004, totaled $8,028,201 compared to $6,638,259 for the same period in 2003. This represents an increase of 21% over the comparable 2003 period. This increase is attributable to substantial increases in sales at AEC offset somewhat by decreases in sales at LPL and Dolphin during the period. The nine-month period was, in management's judgment, impacted by adverse weather conditions discussed in the Review of Operations for the third quarter.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2004 decreased to 13% compared to 15% for the same period in 2003. As noted for the quarterly results, this improvement is attributed to the increase in the portion of sales contributed by the core AEC operating unit that has much lower cost of sales than the Company's subsidiaries. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 97% in the first nine months of 2004.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, were $6,236,606 for the nine months ended September 30, 2004, compared to $4,794,217 for the same 2003 fiscal period. As a percentage of sales revenue, operating expenses increased to 78% in 2004 from 72% in 2003. The increase in the 2004 operating expenses is largely attributable to an increase in selling and marketing expenses caused by changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of period orders. General and administrative expenses, including operations, increased from $2,130,288 to $2,281,129 or by 7%. This increase is attributable to increased internet costs resulting from a larger amount of the Company's sales being delivered online and the increases in bad debt expense at the Company's U.K. subsidiary noted above.

Interest expense for the nine months ended September 30, decreased from $51,695 in 2003 to $50,039 in 2004 reflecting the reduction in average daily debt levels in 2004 compared to the prior year, offset somewhat by the higher interest rates in effect in 2004. Net income was $217,373 for the nine months ended September 30, 2004, compared to a net income of $402,366 for the same period in 2003. The decrease results from continued operating losses at the Learning Pathways and Dolphin subsidiary business units.


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

As of September 30, 2004 the Company's principal sources of liquidity included cash and cash equivalents of $356,991, net accounts receivable of $3,111,363 and inventory of $12,360. The Company's net cash provided by operating activities during the nine months was $1,391,007 in 2004 compared to $1,198,194 in 2003. Net cash used in investing activities for the same period decreased by 4% from $1,033,648 in 2003 to $987,669 in 2004, and was comprised primarily of investment in capitalized software development costs. During the nine months ended September 30, 2004 total bank debt decreased by $263,023, or 35%.

At September 30, 2004, the Company had working capital of $1,464,951 compared to $782,983 at December 31, 2003. The Company's commercial bank has extended the maturity of its bank lines of credit until March and November of 2005 as well as provided additional corporate credit facilities. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources with respect to its long-term credit facilities.

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


Contractual Cash Obligations
----------------------------

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of September 30, 2004 (amounts in thousands of dollars):

                               Less than    1 to 3    4 to 5    Over 5
                                 1 year      years     years     years
                               ---------    ------    ------    ------

Long and short term debt          $448        $340      $ --      $ --
Operating leases                   321         275       123        --
                                  ----        ----      ----      ----
Total contractual obligations     $769        $615      $123      $ --
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

As of September 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.




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

(b)  Reports on Form 8-K


     On August 26, 2004, the Company filed Form 8-K under Item 5, Other Events, filing a press release announcing the Company's financial results for the quarter and six months ended June 30, 2004.



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


Date: November 15, 2004






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

Date:  November 15, 2004

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

Date:  November 15, 2004

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer





                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
--------------------------
Jeffrey E. Butler
Chief Executive Officer

November 15, 2004



                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
------------------------
Neil R. Johnson
Chief Financial Officer

November 15, 2004