Form 10KSB
period 2004-12-31
AMERICAN EDUCATION CORP
filed 2005-03-31
CIK 705003

FORM 10-KSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

For the Transition Period from  ________ to ________

Commission File #0-11078

                   THE AMERICAN EDUCATION CORPORATION
              --------------------------------------------
             (Name of Small Business issuer in its charter)

            Nevada                               73-1621446
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   7506 N. Broadway Extension, Suite 505, Oklahoma City, OK  73116
   ---------------------------------------------------------------
    (Address of principal executive offices ) (Zip Code)

                             (405) 840-6031
                       ---------------------------
                       (Issuer's Telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.025 per share

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        YES  X  NO___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended December 31, 2004:       $10,399,865

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days: $4,482,976 based on 7,471,627 shares at $.60 per share, the last sale price of the common stock on March 10, 2005. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

     Number of shares of the issuer's common stock outstanding as of March 10, 2005: 14,133,461

Transitional Small Business Disclosure Format      YES___NO X



TABLE OF CONTENTS TO FORM 10-KSB


PART I


                                                           Page Number


Item 1     Description of Business                               3
Item 2     Description of Property                              13
Item 3     Legal Proceedings                                    13
Item 4     Submission of Matters to a Vote of Security Holders  13



PART II


Item 5     Market for Common Stock and Related Stockholder
           Matters                                              14
Item 6     Management's Discussion and Analysis or Plan
           of Operation                                         15
Item 7     Financial Statements                                 18
Item 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                  18
Item 8A    Controls and Procedures                              18



PART III


Item 9     Directors, Executive Officers, Promoters, and
           Control Persons; Compliance with Section 16(a) of
           the Exchange Act                                     19
Item 10    Executive Compensation                               20
Item 11    Security Ownership of Certain Beneficial Owners
           and Management                                       22
Item 12    Certain Relationships and Related Transactions       23
Item 13    Exhibits and Reports on Form 8-K                     24
Item 14    Principal Accounting Fees and Services               25



THE AMERICAN EDUCATION CORPORATION


FORM 10-KSB


PART I
------

Item 1.  Description of Business.
------   ------------------------

The Company's Business
----------------------

The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The
Company develops software for Windows, registered, Macintosh, registered, Unix, registered, and Linux, registered, operating systems. From 1995 to 2001, the Company's revenues were primarily derived from the sale of its principal product family, the A+dvanced Learning System, registered, Version 2.15, a comprehensive courseware offering developed by the Company.
In early 2001, the Company released the A+nyWhere Learning System, registered, V 3.0 ("A+LS", registered), a Java, trademark,-based program designed to be the Company's future delivery platform for its extensive grade level
1-12 educational content and assessment tools. The new A+nyWhere Learning System, registered, V 3.0, and the browser-based version, A+nyWhere Learning System, registered, V 4.0, accounted for over eighty percent of the Company's total revenues at the close of fiscal 2004, while the A+dvanced Learning System Version 2.15 accounted for less than twenty percent of the Company's total revenues. A significant body of historically generated data demonstrates the educational effectiveness of the Company's products and their instructional design. In accordance with the No Child Left Behind Act of 2001, the Company has conducted a series of formal effectiveness studies to better inform its school customers of the potential performance of the Company's products. These studies, which have been independently reviewed, have established that the Company's instructional design is effective in a range of instructional settings and grade levels. The Company is currently engaged in additional scientifically-based research studies to continue to compile data regarding the effectiveness of the Company's products as its product offerings are upgraded and expanded.

The Company acquired two businesses in 1998, Projected Learning
Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL").  In
2001, management elected to wind down and ultimately discontinue the catalog selling operations conducted through the PLP subsidiary as a result of the marketplace moving to increasing use of the Internet and the cash expenditures required to operate a catalogue sales business. LPL, the Company's Derby, United Kingdom subsidiary, was acquired in late 1998.
In the latter part of 2000, LPL substantially completed the process of converting the Company's A+LS, trademark, curriculum content to a product presentation suitable for British educators and schools. LPL also undertook the development of new UK-specific content that was focused on the UK's new literacy and numeracy instructional requirements during 2001. Significant portions of this new product offering were completed and substantially released to the UK school market during the 2001 fiscal year. From 2002 through the year ended December 31, 2004, the marketplace in the UK became more competitive while receiving less funds for the technology and products produced by LPL. As a result, a pattern of continuing and sustained losses were recorded. Management has elected to write-off the remaining goodwill and the Company's investment in this subsidiary in fiscal 2004. The Company is reviewing alternatives to effect the sale, transfer or dissolution of this business.

The Company purchased Dolphin, Inc., ("Dolphin") in December 1999.
Dolphin is an established, 14 year-old developer of educational software for many of the world's leading textbook and electronic publishers. The Company purchased Dolphin to provide additional depth to the Company's development activities and, through its ongoing industry contacts, to assist the Company in initiating partnering opportunities in the areas of content development, marketing and business development with major textbook and assessment testing publishers.

The Company internally develops software and content and licenses, to a limited extent, software or content from third parties for inclusion in its products for the school market. The Company utilizes an in-house programming staff and limited, external contract services to develop software technology. The Company is the primary developer of its curriculum content and employs full-time educational professionals to assist in this electronic publishing effort. The Company also makes extensive use of contract services to secure the specialized educator skills that are necessary to publish the wide range of subject matter and grade level content required by the Company's comprehensive product offering, and to ensure their correlation to state and other educational standards.

The Company's products are sold through school dealers, an in-house employee telephone sales force and through direct mail programs. The Company's products are sold for use in elementary, middle and high schools, libraries, adult learning centers, correctional institutions, community colleges, universities, private industry, and to a limited extent, for home-based schooling.

The use of computers, software and the Internet as educational and instructional aids in the nation's schools is the major focus of the Company's marketing strategy. The Company's marketing plan calls for separate promotional efforts to be directed toward the various segments of the school market and channels of distribution that provide specialized market access. Currently, the Company utilizes an in-house employee sales force and a national network of independent school dealers to market its products to schools. Each independent school dealer generally covers a geographically limited territory such as a single state. Other marketing efforts are executed through business partners as well as direct mail to the school and library markets. The Company utilizes a direct company-employed sales force and independent representatives to market its products in the UK.

The Company is a technology-based business and is actively developing diagnostic and prescriptive assessment testing and curriculum software applications to facilitate the delivery of its assessment testing and instructional content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from product sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of wide-area networks ("WAN") and increased Internet usage, or online delivery of the Company's products, are growing as a percentage of the Company's revenues. In late 2000, the Company began the testing and delivery of its content online. As a result of the availability of the browser-based version, A+nyWhere Learning System V4.0, the Company, at December
31, 2004, had 218 schools in 31 states using online curriculum content for both school and home-based students. Online delivery of content is a rapidly growing element of the Company's business and the number of institutions under contract to the Company grew from 27 schools in 2001 to 218 schools in 2004, a 707% increase. These users are largely supported by company-maintained Tier 1 data facilities in Oklahoma City at the Perimeter Technology Center, Inc., and at the Vericenter, Inc. facility in Dallas, TX. Management believes that it has in place the development of technology and programs to allow it to capitalize on the forecasted, rapid changes in the structure of the marketplace for the delivery of electronic-based instruction that will be required by school districts in future years.


Principal Products
------------------

Educational Software
--------------------

The Company engages in extensive efforts to develop new programming technology as well as new instructional content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Novell, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+, registered, brands 176 separate software titles and has another 14 titles in revision or development for release in 2005, including a Kindergarten-level emergent reading program. All of the Company's currently released products all carry 2001 or later copyrights reflecting the Company's commitment to the development of content, but also to keeping its products up-to-date.

There is a growing use of LAN, WAN and Internet technologies in schools and school districts to provide educational content to students and the Company provides these schools with software designed to perform in these environments. The Company's educational software for the elementary, middle and high school markets is designed for use in classroom instruction and provides an array of educator tools and resources to assist schools in meeting performance improvement objectives. The Company's products for schools are designed for the professional educator and feature a management function, which records assessment and student activity data for both individual student and class performance measurement. This management function also provides for a wide range of performance reports, lesson materials, tests and assignments that are required to meet the No Child
Left Behind Act of 2001 initiative of the Federal Government. A hallmark feature of the Company's products is a unique authoring tool, which allows the educator to add, modify and expand the graphics, text and incorporate the use of the Internet content to the curriculum coursework provided by the Company. The Company's software is correlated to over 96 major national and state standards so that educators can develop specific lesson plans to assist students with a course of study that is directly related to specific state or national learning objectives, or to correct individual student skill deficiencies. The Company's computer software products are carefully designed to be utilized by individuals without extensive computer experience.

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of its content, delivery, instructional design and assessment tools.
This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major, adopted textbook series. The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. The content is delivered to the student by a Learning Management System ("LMS") that allows full educator control of the content delivery rather than an approach controlled by the software.
Various software tools, such as the Company's products for assessment and instruction, allow the use of the Internet as a source of content at the school's or individual teacher's option. It also provides educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution designed to address individual student skill deficiencies that may be identified by the Company's assessment tools. In addition, the Company's product design is modular so that each title sold by the Company has an integral LMS function. This management function is shared so that new software titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The No Child Left Behind Act of 2001 initiative places significant emphasis on spending federal funds on programs that have been shown to work using "scientifically-based" research. The Company's A+ brands in various versions are supported by a body of research that validates the Company's instructional design. In 2003, the Company amplified its ongoing efforts to establish programs to document through rigorous, systematic and objective procedures the educational effectiveness of its products. The Company has published various white papers to document completed studies of product performance in schools and has engaged the Institute for the Advancement of Research in Education at Appalachian Educational Laboratory, ("AEL"), Charleston, WV, to assist the Company in continuing to refine its design for future scientifically-based research, provide independent review of completed studies, and to publish the results of these efforts. A total of nine studies have been undertaken and four have been published and submitted to various industry publications.

The majority of the Company's installed base is deployed in an LAN environment as a LMS. The LMS allows teachers and school administrators to monitor and analyze student performance, which is increasingly important in the wake of the No Child Left Behind Act of 2001 initiative which emphasizes school accountability. This approach provides complete district, school and educator control of class and student lesson assignments, an individualized path of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content. The A+LS product family's capabilities and its range of reporting, and documentation of individual student performance and progress, assist the educator in directing the use and understanding the effectiveness of instruction, while improving the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully-managed instructional LMS software solution that is comparable to the products provided by the Company.


A+nyWhere Learning System, registered, Versions 3.0 and 4.0
-----------------------------------------------------------

The A+nyWhere Learning System makes use of standardized Structured Query Language ("SQL") and Open Database Connectivity ("ODBC") technology to ensure transferability of student data between the system and the existing customer databases. The powerful class and student management features of this product provide the means to link and transfer student data to most school and district central records. These features also include the ability to dynamically assess student capabilities against specific individual state standards, and to prescribe individualized instructional plans based on such assessments. The system can be an important element in providing the data needed to measure Adequate Yearly Progress ("AYP") as required by No Child Left Behind Act of 2001.

From an educational content perspective, A+LS, Version 3.0 has been designed as a comprehensive grade level 1-12 core curriculum solution. It is a product family comprised of 176 subject titles that provide for an interactive multimedia instructional environment with extensive sound and graphics. Major subject areas covered are: reading, writing, mathematics, science, history, geography and language arts. Each ascending grade level subject title of the Company's content presents increasingly more complex concepts that provide overlapping subject matter reinforcement by grade level. As a body of published work, it is one of the most extensive in the industry for the elementary, middle and secondary grade levels. A+LS's content is divided into subject titles, each containing a number of lessons. Each lesson contains a number of activities such as study, practice exercises, tests and essay.

These instructional activities are further supported by computer adaptive skill assessment tests for all subject areas and lesson-
related activities.  This design facilitates the use of the advanced
A+LS class and student management system to pretest, posttest, record academic gains, maintain academic performance data and to report on individual student and class activities. This capability is required by schools to simplify and assist in the management and reporting of student academic performance data to comply with certain aspects of the
No Child Left Behind Act of 2001.   Using tools embedded in the Company's
software, educators may select a series of specific lessons across all subject areas to create a curriculum plan for a specific time period, while specifying independent mastery levels for each lesson for a class, group or an individual student. They may also integrate third-party publishers' materials into a specified course of study for enrichment or remediation activities. The product design also permits the development of individualized courses of study as a result of diagnostic testing and prescriptive capabilities designed into A+LS for the at-risk or special education student, which might require specific emphasis to correct skill deficiencies. Approximately 11,000 public and private schools, centers of adult literacy and correctional institutions have adopted appropriate title and subject area components of this product family since its introduction in mid-1995.

During 2004 the Company continued to receive excellent marketplace acceptance of A+nyWhere Learning System Version 4.0, the browser-based version of Version 3.0. This version has most of the features of Version 3.0, but is designed to be delivered in standard Internet browsers. Importantly, Version 4.0 utilizes all of the assessment testing resources of Version 3.0. Version 4.0's browser-based delivery can be used as an independent, stand-alone solution as well as in combination with a Version 3.0 installation. This design approach is a major selling feature because it allows schools to deploy a common instructional resource and performance-tracking technology from a single vendor throughout a community or campus; which simplifies the use, training and data collection processes. In addition, the ability to deploy in LAN, WAN and Internet configurations provides the school with a long-term solution to effectively utilize computer and bandwidth resources as these are upgraded over time.

Throughout 2004, the Company has maintained active development efforts in updating and expanding both its technology and curriculum offerings for the A+LS product family. During the year, a major new product addition called State Snapshot Assessments was released. This product allows administrators to schedule, report on, and prescribe from, frequent, district wide pre- and post- assessments, in a highly automated fashion. Through a relationship with CLEARVUE/eav, the Company also added full-motion instructional video to 33 of its curriculum titles. Also, approximately 14 individual titles, reflecting offerings in both English and Spanish languages, were developed and/or updated. The Company expects this expanded, updated curriculum offering to generate additional revenue opportunities with its existing and future school customers. In addition, during fiscal 2004 significant portions of the Company's current assessments and standards database were expanded, updated and realigned to meet new or revised state and national academic standards; in total, 35 state standard sets were revised or added to keep pace with changes made by state departments of education.

These ongoing investments in new technology provide the Company with the means to deliver its products in the highly connected, future marketplace. This capability should increase and enhance the Company's competitive ability to expand its delivery alternatives to customers and to secure new marketing and strategic business relationships.

A+ University, trademark
------------------------

A+ University, trademark, is a product training and staff development product line, which is designed to instruct school administrators, curriculum specialists and teachers in the use of the Company's various products. Initial release of this new product family occurred in the second quarter of 2002 and revisions and updates were made throughout 2004 to maintain currency to the Company's evolving product structure. The Company expects that this product family should become an important source of incremental revenue from existing and new customers in future years.

A+dvancer Learning System, trademark
------------------------------------

In mid-2003, the Company completed the development of A+dvancer Learning System, an online assessment and course of remedial study, which is aligned to the College Board's ACCUPLACER, registered, postsecondary test. In 2004, the Company secured orders from approximately 40 postsecondary institutions. ACCUPLACER is utilized by two- and four-year institutions to screen incoming, first-year students and their capabilities to be successful in college-level studies. ACCUPLACER tests are widely used by the nation's postsecondary institutions for admissions screening and is thought to be the market's leading admissions test in mathematics, reading, writing, language comprehension and algebra. ACCUPLACER is designed to render a single score and provides the admissions department with little additional information should the student fail to achieve college's minimum ACCUPLACER score. A+dvancer's assessment test identifies for admissions personnel the specific undeveloped skills that caused the student to fail the ACCUPLACER test, while providing diagnostic guidance and a prescriptive recommendation for a course of study to build college-level skills. In addition to the diagnostic/prescriptive test element, A+dvancer provides for comprehensive online coursework to assist the student in a highly focused course of study to develop or refresh the skills necessary to retake the ACCUPLACER test. Controlled pilot studies on the effectiveness of A+dvancer indicates that it provides both the postsecondary admissions department and students seeking entry to these institutions an important new online resource to simply and effectively deal with the needs of developmental testing and instruction. A significant percentage of graduating high school seniors seeking admission, or individuals in the work force who are returning to postsecondary institutions require remedial education programs to secure entry into postsecondary institutions.

Third-Party Publishing, Marketing Affiliations and Partnerships
---------------------------------------------------------------

The Company is actively pursuing and is being pursued by third-party publishing and marketing companies, which have curriculum content that is complementary to the publications of the Company or have access to specialized segments of the market. Many of these companies do not have the software management technology or distribution resources of the Company. These relationships are generally sought by the Company to supplement and complement the content of existing and
planned A+LS subject matter or to enter new markets.   Management also
believes continued expansion of these types of relationships enhances the value of the Company's products to educators and strengthens the business relationships with its distributors and other business partners.

In 2003, the Company licensed its proprietary database of state academic standards and the associated intermediate skill sets necessary to align content to the various state and national standards for assessment testing to Educational Testing Services ("ETS"), Princeton, NJ. The term of this license is for two years and includes company maintenance and updates of these standards.

During 2003, the Company licensed elements of content from GoKnow, Inc. to primarily enhance its science content offerings and these product enhancements were integrated into the Company's products offerings in 2003. GoKnow's internet-based content provides A+LS with access to its Artemis, registered, service, which makes controlled access to pre-screened, educationally sound web sites available, and provides technologies for efficiently using them. The Company subsequently released three new science subject titles using the Artemis technology in early 2004. These titles feature research-oriented science projects and will help the Company round out its current award winning offerings for science instruction to meet the national science standards.

In mid-2004, the Company entered into an agreement with the Southeastern Kansas Educational Service Center of Greenbush, Kansas ("Greenbush") to jointly develop and market online, instructor-led course offerings that would be eligible for academic credit. This arrangement would merge content and technology independently developed by both the Company and Greenbush. Development is in progress with an anticipated release of an expanded online product offering in the Fall of 2005.

During 2004, the Company initiated discussions with U.S. and UK-based publishers, hardware suppliers, and other organizations associated with the educational marketplace. The purpose of these discussions is to license company technology, strengthen or to develop new channels of access to the marketplace utilizing the Company's content and technology. A number of these arrangements were consummated in 2004 and have been announced in company or subsidiary press releases or literature. Several other strategic partnering projects initiated in 2003 are still under development, or are currently subject to confidential disclosure restrictions.

The Market For Educational Software Products
--------------------------------------------

The Company addresses five major market segments for its products; the K-12 school, adult literacy, corrections, postsecondary and the home markets.

The U.S. School Market

In calendar 2004, the U.S. school market for educational software showed indications of recovery and that the market segment for the Company's products evidenced a return to growth. Leading market research organizations are forecasting continued growth of the educational technology market segment through 2005. The principal reasons for this growth are increased availability of federal funding to schools, a recovery or adjustment by individual states to their budget difficulties and a growing priority of schools to purchase software with the assessment data management capabilities similar to those offered by the Company to permit them to deal with reporting requirements of the No Child Left Behind Act of 2001 initiative. In the United States, future market growth is also expected to be driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools. Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

This market is well documented by industry sources to be moving to wider use of technology, access to the Internet and the increasing use of online services, including. The U.S. school market is closing on the mark that 100% of the schools in the U.S. are connected to the Internet. Access to the Internet is expected to increase in schools as more connections and greater bandwidth access are installed throughout the nation's school buildings. Importantly, it is believed that increased home access to the Internet will open up the potential for distributed learning and "e-learning" with the local school functioning as the hub of a community-wide network to access educational resources.

Market growth is also expected to effect significant changes in the use and increased adoption of technology to cope with teacher and physical facility shortages in an attempt to gain increasing efficiency and to secure more accountability for academic performance at the individual school and district level. To meet the future challenges, schools are expected to embrace the increased use of a range of technologies including the areas of database management, e-learning through the Internet and its capabilities. In addition the federal government's initiatives such as the 21st Century and Reading First grant programs, combined with the No Child Left Behind Act of 2001 initiative is expected to provide additional impetus to market growth in 2004-2005 school years.

The Adult Literacy/Lifelong Learning Market

The Company believes it has designed its curriculum content delivery so that it is both appealing and engaging to children and not offensive to adult learners. As a result, in 2004 the Company continued to have success in this segment of the market. The Company has installed its software in state and municipal centers of literacy and the juvenile and adult corrections market segments, including a state-wide deployment of content in Kansas, Utah and Oklahoma in both the prison system and a number of regional adult literacy centers. Preliminary information from these installations is that the Company's products are highly effective in preparing adults for high school equivalency tests and other recognized measurements of literacy. The adult literacy and certain related market segments are believed to be growing in excess of 20% per annum according to industry sources. In some cases, these market segments are served by specialized distributors and the Company is seeking to secure additional dealers to support its expansion efforts in this area.

The Postsecondary Market

This market segment includes both two- and four-year institutions, both public and private, as well as the for-profit segment operated by educational services companies. The Company is focused on the first time freshman student population with underperforming college level placement efforts, which is comprised of both traditional students, those moving directly from high school to college and non-traditional students, those returning for postsecondary education following other life-changing events; such as the termination of military service, or those seeking additional skills to improve employment opportunities. National statistics from The American Association of Community Colleges indicate that approximately forty percent of all graduating students are not prepared to be successful in the postsecondary environment. Current U.S. Department of Education studies indicate approximately 27.7 million students are eligible for graduation from high school in its recent publications on the 2002-2003 school year. The non-traditional student component of this market is estimated by the Company to represent approximately 500,000 students in the current school year. The combination of the graduating high school students and the population of the non-traditional students returning to secure additional postsecondary education skills requiring refresher and development of college entry level skills is believed to represent a large target market for the Company's product offerings designed specifically to support the assessment and online instruction needs of this market segment.

The Home Market

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

Trade Names, Service Marks and Logo Types
-----------------------------------------

The Company's service mark for the A+ products was registered with the United States Patent and Trademark Office on the Principal Register, registration number 1,345,712, on July 2, 1985. On April 18, 1989, the AA+ trademark, for use with educational software, was registered with the United States Patent and Trademark Office. The Company was notified that, as of May 12, 1997, the use of the A+ symbol is deemed incontestable for use on educational software. Other various trademarks and logos associated with the Company's software products have also been registered.

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

The Company filed for additional separate and expanded use of its A+ registered mark for use as A+nyWhere Learning System and Adult Learning System in the second quarter of 1999 and continued registration efforts on these marks during 2000. In 2001, the Company was notified of the registration of the A+nyWhere trademark. In addition, the Company continued actions to file necessary documents in the United Kingdom to ensure protection and preservation of its A+ brand in that country.
The A+LS mark was registered with the United Kingdom's Trade Marks Office, registration number 2,194,275, on April 12, 1999. The A+ design and A+dvanced Learning System has been approved for registration in the United Kingdom.

In 2003 the Company filed for additional separate and expanded use of its A+ registered mark as A+dvancer Learning System to describe this new product family of educational software products for the postsecondary marketplace.

The use of the Company's distinctive A+ logo is viewed as an integral, distinctive brand element to the Company's product families and is important to corporate recognition.

Production and Manufacturing
----------------------------

The Company purchases CD-ROM blanks from various sources. The Company owns commercial quality, high-speed software duplication equipment and duplicates its software both internally and externally. The Company develops, with outside packaging developers, materials and packaging concepts, and internally authors necessary product instructional manuals. The Company maintains duplication equipment that is suitable for production of catalogs and manuals. The Company secures product packaging from external sources and performs quality control, final assembly, inventory and distribution on most orders received. Large production runs of catalogs and sales literature are contracted to outside printers. The Company has no dependence on any individual supplier.

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

Research and Development
------------------------

At December 31, 2004, the Company employed twelve (12) full-time development and support personnel in its product development efforts. These individuals are responsible for the development of new versions of the Company's software technology and the support and refinement of current versions of its software offerings.

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

At December 31, 2004, the Company employed ten (10) full-time education professionals in support of this effort. These individuals plan, manage and coordinate the efforts of up to twenty independent educational consultants and graphic designers.

Research and Development Costs
------------------------------

Costs incurred with product development are charged to research and development expense until technological feasibility of a product is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life. The Company capitalized $1,372,955 in software research and development costs in 2004 and $1,289,693 in 2003. Amortization of product development costs for the year ended December 31, 2004, was $1,572,654 as compared to $1,446,373 for the year ended December 31, 2003.

Distribution and Sales Programs
-------------------------------

In marketing its products, the Company utilizes approximately 40 independent school dealers to reach its school-based customers. During 2004, the Company hired and employed both field and in-house sales forces to provide support to its dealers and to improve its access to school customers in rural areas not easily reached by its dealers. This sales team was comprised of four individuals at December 31, 2004.

Internet Marketing and e-commerce
---------------------------------

The Company views the Internet as a channel for future sales growth and means to develop new customer service and support programs. In addition, the Internet has become a valuable adjunct for improved customer service and support on product use and technical matters. During 2004, the Company invested substantial resources in improving and expanding its Internet presence and e-commerce capabilities for all business units. The Company employs full-time personnel to update, functionally and graphically, its www.amered.com, www.dolphinsoft.com, www.learnpath.com, www.apluslearn.com, www.aplusanywhere.com, and www.advancerlearning.com URL's. At the end of 2004, the Company has six active Internet site facilities.

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

Significant Customers
---------------------

The Company sells its A+LS product family almost exclusively to schools through various school dealers of educational materials. No individual customer accounted for more than 10% of total revenues in 2003 or 2004.

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

Employees
---------

As of December 31, 2004, the Company had 63 full-time employees in its domestic operations and 7 full-time employees in its UK subsidiary. The Company believes that its relationship with employees is satisfactory.

Risk Factors Associated With the Business
-----------------------------------------

The Company faces a number of risks associated with the successful continuation its business and its future competitiveness. These principally include, but are not limited to: 1) Increased competition in a market segment where the Company competes with other organizations with substantially more financial and organizational resources; 2) A change in general economic conditions which may defer or delay funding to schools; 3) The general financial condition of the Company must remain strong enough to permit it to continue to invest in maintaining and expanding its products; 4) The ability of the Company to secure additional debt or equity capital; 5) The ability of the Company to provide statistical or scientifically-based research to support its claims of its products educational effectiveness to meet the demands of the No Child Left Behind Act of 2001; and, 6) Retention of key personnel and the ability to secure experienced industry managerial and technical talent.

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


Item 2.  Description of Property.
------   ------------------------

The Company leases approximately 17,600 sq. ft. of contiguous office and light warehouse space in Oklahoma City, Oklahoma, under an agreement that expires in December 2005. The monthly rent under this lease is $12,587.

Dolphin, Inc., a wholly owned subsidiary, leases 3,750 sq. ft. of office space in Voorhees, New Jersey, under a lease agreement expiring May 31, 2009. Monthly lease expense is $4,922.

Learning Pathways, Limited, a wholly owned subsidiary, leases approximately 3,500 sq. ft. of office space in Derby, United Kingdom. The monthly lease expense approximates $1,580. The lease renews each month for a period of ninety days.

Total corporate cost of leased facilities was $263,691 for 2004 for the Company's Oklahoma, New Jersey and Derby, UK facilities. Cost of leased facilities for 2003 was $280,363.


Item 3.  Legal Proceedings.
------   ------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

There were no matters submitted for a vote of the security holders during 2004.


PART II
-------


Item 5.  Market for Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------

As of December 31, 2004, there were approximately 2,300 record holders of the Company's common stock. The Company's common stock trades on the OTC Bulletin Board under the ticker symbol AEDU. The following is a summary of the high and low bid quotations for each of the 2004 and 2003 quarters.

                                        2004               2003
                                  HIGH        LOW    HIGH        LOW
                                  ---------------    ---------------

Quarter Ending March 31          $0.52      $0.35    $0.20     $0.07


Quarter Ending June 30           $0.57      $0.36    $0.45     $0.10

Quarter Ending September 30      $0.55      $0.28    $0.51     $0.22

Quarter Ending December 31       $0.51      $0.26    $0.70     $0.35

The above information was obtained from the OTC Bulletin Board website. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                 (a)             (b)            (c)
                                                               Number of
                                                              securities
                                                               remaining
                              Number of        Weighted-    available for
                            securities to       average    future issuance
                           be issued upon      exercise      under equity
                             exercise of       price of      compensation
                             outstanding     outstanding   plans (excluding
                              options,         options,        securities
                              warrants        warrants        reflected in
    Plan Category            and rights      and rights       column (a))
------------------------- --------------- --------------- ---------------
Equity compensation plans
 approved by security
 holders (1)                   2,219,999         $   .28         449,031
Equity compensation plans
 not approved by security
 holders (2)                   1,362,576         $   .34               0
                               ---------         -------         -------
Total                          3,582,575         $   .30         449,031
                               =========         =======         =======

(1) Consists of the 1998 Employee Stock Option and the Director Stock
Option Plan.

(2) Consists of the 1996 Non-Qualified Stock Option Plan.


Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive testing software, and software management technology specifically designed to manage the delivery of content to schools and institutions and to record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere
Learning System Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides assessment testing and instructional content for the General Educational Development (GED) test. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, companion academic skill assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8. The Company's curriculum content is aligned to the other third party digital resources such as the World Book Multimedia Encyclopedia, ETS's e-rater online essay grading technology and GoKnow's scientifically based, Internet accessible curriculum and reference materials, which may be accessed directly from A+LS lessons.

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

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to keeping its product offering up-to-date and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also update its content and underwrite content revisions to realign its content with new, or updated state and national educational standards to remain competitive. To accomplish this essential, ongoing corporate function requires retention and recruitment a highly skilled professional workforce. These investments are essential, recurring cost of doing business and impact the Company's operating cost and margin structures.

The Company's business is subject to risks or uncertainties. Among these uncertainties are a dependency on funding for school technology purchases, lengthy sales cycles, seasonal demand cycles and a dependency on retention of key personnel. Certain matters discussed herein (including the documents incorporated herein by reference) may contain forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements as a result of factors such as future economic conditions, changes in customer demands, future legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. Accordingly, investors should be alert to the possibility that factors beyond the control of management may have impact on the short or long-term operations of the business.


Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended
-----------------------------------------------------------------
December 31, 2003
-----------------

Net consolidated revenues for the twelve months ended December 31, 2004 totaled $10,399,865 compared to net revenues of $8,598,868 for the year ended 2003. This represents an increase of 21% in net consolidated revenues over the prior fiscal year, but is attributable to a combination of a substantial increase of 27% in orders at AEC, offset by sales decreases at Learning Pathways. Sales at Dolphin were relatively unchanged in 2004 compared to 2003. As a result of the continued sales decreases at Learning Pathways, among other considerations, the Company has elected to recognize an impairment loss in 2004 and has written down the carrying value of Learning Pathway's assets to net realizable value. AEC's revenue increase over 2003 is a result of the continuation of increases in governmental education funding and as a result of billing more schools directly as a condition of certain contract awards.

Cost of goods sold as a percentage of sales revenue for the year ended December 31, 2004 decreased to 13% from 16% of net revenues for the same period in 2003. This improvement is primarily due to the smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+nyWhere Learning System, registered, and A+dvanced Learning System, registered, ("A+LS"), provided gross profit margins of 97% in 2004. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses recorded for the year ended December 31, 2004 (excluding the impairment of subsidiary write-down) were $8,657,045 or 83% of net revenues, compared to $6,692,057 or 78%, for the previous fiscal year. The increase in the 2004 operating expenses is largely attributable to the 54% increase in selling and marketing expenses from $2,390,498 to $3,679,956 caused by changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of period orders. Operations expenses increased from $435,999 to $501,401 as a result of an increase in costs for essential technical support for the Company's customers. General and administrative expenses increased from $2,419,187 to $2,903,034 or by 20%. This increase is attributable to increased
Internet operating costs resulting from an increasing percentage of the Company's net revenues being delivered online and the increases in bad debt expense at the Company's UK subsidiary.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2004, the Company capitalized $1,372,955 of product development costs, and net of accumulated amortization had capitalized software costs of $3,815,680 at December 31, 2004. Amortization of product development costs (excluding the impairment of product development costs at Learning Pathways) was $1,572,654 for 2004, a 9% increase over the $1,446,373 amortized in 2003. During 2004, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings. The increase in amortization expense is a result of this increases in capitalized development costs associated with these essential investments in the Company's future and competitive position.

Interest expense was $61,058 in 2004 compared to $68,556 in 2003 reflecting the lower amount of debt in 2004 offset by rising interest rates during the year. The income tax benefit recorded differs from the normal U.S. tax rates due to the ability to deduct impairment losses created by the U.K. subsidiary where previous losses in that subsidiary resulted in a less than normal tax benefit. The Company had a net loss of $(343,260) in 2004 compared to a net income of $173,577 in 2003 as a result of the impairment of the investment in Learning Pathways noted above. There was a loss of $(.02) per share in 2004 compared to earnings of $.01 in 2003.


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

As of December 31, 2004 the Company's principal sources of liquidity included cash and cash equivalents of $549,343, net accounts receivable of $2,146,264 and inventory of $14,485. The Company's net cash provided by operating activities during the year ended December 31, 2004 was $2,132,957 compared to $1,613,460 for the same period in 2003. Net cash used in investing activities for the year ended December 31 increased by 6% from $1,346,872 in 2003 to $1,426,219 in 2004, and was comprised primarily of investment in capitalized software development costs.
During the year ended December 31, 2004, debt due to financial institutions was reduced by $379,071 or 50%, reflecting bank indebtedness of $371,862 at December 31, 2004. In April 2003, the
Company borrowed $305,880 from major shareholder affiliates, which is subordinated to the debt owed the Company's senior lender. In September 2004, the maturity of the debt was extended from April 2005 to September 2006. The debt bears interest at a rate of 8% per year and is convertible into the Company's common stock at $.40 per share. The proceeds from the subordinated debt were used to reduce accounts payable and accrued liabilities.

At December 31, 2004, the Company had working capital of $1,097,949 compared to $782,983 at December 31, 2003. The Company's term loan with its bank will be fully paid in November and the Company and its lender recently agreed to extend the maturity of its revolving line of credit until March 2006. The Company is continuing to discuss future borrowing arrangements with its currrent lender and several other financing sources.

With the expansion of the Company's product lines, the addition of new products and markets and the increase in school spending that the Company expects to see in 2005, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years. Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

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

Contractual Cash Obligations
----------------------------

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2004 and is more fully disclosed in Notes 4 and 5 of the Notes to Consolidated Financial Statements (amounts in thousands of dollars):

                                        Year ended December 31
                                2005    2006    2007    2008    2009
                                ----    ----    ----    ----    ----

Long and short term debt        $372    $306    $ --    $ --    $ --
Operating leases                 274     113      88      67      28
                                ----    ----    ----    ----    ----
Total contractual obligations   $646    $419     $88    $ 67    $ 28
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

Item 7.  Financial Statements.
------   ---------------------

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------   -----------------------------------------------------------

Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2004. There are no disputes with the independent accountants regarding matters of accounting or reporting.


Item 8A.  Controls and Procedures
-------   -----------------------

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

As of December 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


PART III
--------


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.
------   -------------------------------------------------------------

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.


Name                  Age     Position            Director Since
-----------------------------------------------------------------
Jeffrey E. Butler     63      President, Director,           1989
                              Chief Executive Officer

Thomas A. Shively     51      Executive Vice President and
                              Chief Operating Officer

Neil R. Johnson       54      Vice President and
                              Chief Financial Officer

Monty C. McCurry      59      Director                       1989

Newton W. Fink        68      Director                       1991

Stephen E. Prust      60      Director                       1992

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

NEWTON W. FINK, Ed.D. was elected to the Board of Directors in January 1991. Dr. Fink is currently an Adjunct Professor of Educational Leadership at National Louis University, Tampa, Florida. From 1998 to 2003, Dr. Fink was the Superintendent of Schools in Manteno, IL. From 1994 to 1998 he was Superintendent of the VIT Schools in Table Grove, IL. Prior to 1994, Dr. Fink was the President of Computer Instructional Services, Inc., a privately held corporation providing computer educational services to individuals, schools, corporations and institutions. Additionally, he has been employed as a teacher and an elementary/middle school principal earlier in his career. Dr. Fink has also published and lectured extensively on the use of computers in education.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms
3, 4 and 5 furnished to the Company with respect to the year ended
December 31, 2004, the Company has determined that Messrs. Butler, Shively, Johnson, each had two Form 4's not filed timely and Messrs. McCurry, Fink and Prust each had a Form 4 that was not filed timely.

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


Item 10.  Executive Compensation.
-------   -----------------------

Compensation
------------

The following table shows the compensation of the Company's executive officers.

                         Summary Compensation Table
                                                                Long-Term
                                 Annual Compensation          Compensation
                            ------------------------------ -------------------
                                                                    Securities
                                                Other    Restricted Underlying
Name and Principal                             Annual       Stock    Options/
    Position         Year   Salary  Bonus  Compensation(1)  Awards   SARS(#)
------------------------------------------------------------------------------
Jeffrey E. Butler,   2004  $150,167 $ 2,060    $     --        --     356,800
President and Chief  2003.. 132,000   2,060          --        --     360,000
Executive Officer    2002   120,462      --          --        --     100,000

Thomas A. Shively,   2004  $144,399 $26,384    $     --        --     273,276
Executive Vice       2003   126,500      --          --        --     260,000
President            2002   115,442      --          --        --      60,000

Neil R. Johnson,     2004  $122,609 $    --    $     --        --      25,000
Vice President and   2003   108,350      --          --        --     125,000
Chief Financial      2002    98,879      --          --        --      60,000
Officer

(1) The executive officers did not receive any perquisites or other benefits, the aggregate amount of which exceeded the lesser of $50,000 or 10% of their compensation.


Employment Agreements
---------------------

In December, 1998, the Company entered into an employment agreement with Jeffrey E. Butler providing for a base salary and benefits as determined by the Board of Directors, including incentive bonuses based on profitability, that are provided to all employees of the Company. If Mr. Butler is terminated without cause, his compensation will continue for one year. In the event of a change in control, Mr. Butler may require the Company to purchase up to 50% of his beneficial stock ownership. In addition , Mr. Butler has a deferred retirement benefit as disclosed in Note 10 of the Notes to Consolidated Financial Statements.

Messrs. Thomas A. Shively, and Neil R. Johnson also have employment agreements with the Company. These agreements also provide for severance payments and repurchase of a portion of their beneficial stock ownership in the event of a change in control. They also have a deferred retirement benefit as disclosed in Note 10 of the Notes to Consolidated Financial Statements.

Stock Incentive Plans
---------------------

The shareholders approved an Incentive Stock Option Plan for employees, including officers, during 1998, and approved amendments to the plan in 1999, 2000 and 2001 to increase the number of shares available. The total common shares issuable under this plan are 2,650,000 shares. The Board of Directors acts as the Compensation Committee ("Committee").
The Committee of this Plan determines the employees who will receive options to purchase common shares and the number granted. Option prices will be the fair market value at date of grant. Options are exercisable as deemed by the Committee and terminate within ninety days of employment termination, or as designated by the Committee. In no event shall an option be exercisable more than ten years from the date it is granted. No options may be issued under this plan after March 31, 2008. Since its inception, options to purchase 4,007,000 shares have been granted, 1,806,029 options have expired, and 180,970 options have been exercised. At December 31, 2004, there were options to purchase 2,020,001 shares outstanding under this Plan.

In March 1996, a Non-Qualified Stock Option Plan was approved by the Board of Directors. Since its inception non-qualified stock options to purchase a total of 2,990,271 shares of restricted common stock have been issued, 1,431,995 have expired and 195,700 have been exercised. At December 31, 2004, there were options to purchase 1,362,576 shares outstanding.

Stock Option Grants In 2004
---------------------------



                   Options   Percentage of Total  Exercise
                   Granted    Options Granted to    Price      Expiration
Name               (Shares)    Employees in 2004(Per share)       Date
-----------------------------------------------------------------------------
Jeffrey E. Butler  356,800          54.5%          $.35     December 31, 2007
Thomas A. Shively  273,276          41.7%          $.35     December 31, 2007
Neil R. Johnson     25,000           3.8%          $.35     December 31, 2007

Additionally, in November 2004, 100,000 options for Mr. Butler and 60,000 options each for Mr. Shively and Mr. Johnson with an original expiration date of February 2005 were extended to December, 2008, at its original exercise price of $.25 per share.

Option Exercises and Fiscal Year-End Values
-------------------------------------------

No executive officer exercised options during 2004. The following table sets forth, for the executive officers named in the Summary
Compensation Table above, the year-end value of unexercised stock options:

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised          In-the-Money
                          Options at Year-End         Options at Year-End
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------
Jeffrey E. Butler         696,800/120,000                $22,000/$6,000
Thomas A. Shively          506,612/86,664                $14,667/$4,333
Neil R. Johnson            168,334/41,666                $10,167/$2,083

Directors' Compensation
-----------------------

In 2004 the Company's non-employee directors each were granted 63,000 qualified options to purchase the Company's common stock at $.35 per share. The directors received no compensation, other than options, for services in their capacity as directors. In 2004, two directors received cash compensation for services rendered outside the scope of normal director's duties. Monty McCurry received $21,500 for assisting the Company in recruiting key personnel required for the Company's expansion and growth. Stephen Prust received $5,000 for assistance to management in the development and review of company strategic initiatives in the area of mergers and acquisitions. Both of the extra assignments were related to specific skills and experience of each director.

The shareholders approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total common shares issuable under this Plan are 200,000 shares. Each outside director initially elected or appointed after March 27, 1998, shall be granted options to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director shall automatically be granted an option to purchase 3,000 shares of common stock, if available, in each succeeding calendar year through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. Since its inception options to purchase a total of 292,998 shares of restricted common stock have been issued and 93,000 have expired. At December 31, 2004, there were 199,998 options outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.
-------   ---------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 10, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner                   Number       Percent
----------------------------------                ----------------------
Jeffrey E. Butler (1)                             1,478,375       9.5%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                               743,000       5.0%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                                 180,834       1.3%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                                253,566       1.8%
2134 S. Eagle Ct.,
Aurora, CO 80014

Newton W. Fink (5)                                 218,066        1.5%
1143 Corinth Greene Dr.,
Sun City Center, FL 33573

Stephen E. Prust (6)                                555,934       3.8%
9025 East Kenyon Avenue,
Denver, CO 80237

John D. Garber (7)                                3,672,286      26.0%
7323 Linden Terrace,
Carlsbad, CA 92009

Robert Schoolfield (8)                           1,536,517       10.9%
5 Pleasant Cove,
Austin, TX 78746

The Pennsylvania State                             750,000        5.3%
University (9)
University Park, PA 16802

Officers and Directors                           3,429,775       19.5%
as a Group (6 persons)
(1) (2) (3) (4) (5) (6)

(1) The amount and percentage figures include the possible exercise of 356,800 common stock options with an exercise price of $.35 per share, 100,000 common stock options at $.25 per share, and 240,000 common stock options at $.30 per share exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 273,276 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.25 per share, and 173,336 common stock options at $.30 per share exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 25,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.25 per share and 83,334 common stock options at $.30 per share exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 84,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 84,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 129,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(7) The amount and percentage figures include 3,192,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 40,000 owned personally by Mr. Garber.
(8) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(9) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.


Item 12.  Certain Relationships and Related Transactions.
-------   -----------------------------------------------

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

The Company is indebted to two major shareholder affiliates, John D. Garber and Janis L. Butler, for convertible subordinated debt in the amount of $305,880, which was advanced in April, 2003. The debt bears interest at 8% and the interest is payable quarterly. Principal is due in one payment on April 1, 2005. The debt is subordinated to the debt owed the Company's senior lender and is convertible into the Company's common stock at $.40 per share.


Item 13.  Exhibits and Reports on Form 8-K.
-------   ---------------------------------

(a) The following documents have been filed as a part of this annual report:

Exhibit
  No.                         Description of Exhibits
----------------------------------------------------------------------------

  3.1 Amended and Restated Articles of Incorporation of The American Education Corporation (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998)

3.2 Bylaws of The American Education Corporation (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.1 Form of Stock Certificate (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.2 Directors' Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.3        First Amendment to the Directors' Stock Option Plan
           (incoorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

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

(b)   Reports on Form 8-K

      On November 16, 2004, the Company filed a Form 8-K under Item 5, Other Events, Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, filing its press release announcing the company's financial results for the quarter ended September 30, 2004.


Item 14.  Principal Accounting Fees and Services.
-------   ---------------------------------------

Audit Fees. The aggregate fees of Steakley, Gilbert, & Morgan, P.C. for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and the review of the financial statements included in the Company's Forms 10-QSB totaled $28,225 and $24,000, respectively.

Audit-Related Fees. The aggregate fees billed by Steakley, Gilbert, & Morgan, P.C. for audit related services for the years ended December 31, 2004 and 2003, and are not disclosed in "Audit Fees" above, were $6,300 and $-0-, respectively.

Tax Fees. The aggregate fees billed by Steakley, Gilbert, & Morgan, P.C. for tax compliance for the years ended December 31, 2004 and 2003 were $8,325 and $7,800, respectively.

All Other Fees. The aggregate fees billed by Steakley, Gilbert, &
Morgan, P.C. for services, other than those described above, for the years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.



SIGNATURES
----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						The American Education Corporation


March 31, 2005                           By:  /s/Jeffrey E. Butler
                                         ------------------------
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       Date
-----------------     -------------------------     ---------------
Jeffrey E. Butler     /s/Jeffrey E. Butler          March 31, 2005
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            March 31, 2005
                      Chief Financial Officer

Monty C. McCurry      /s/Monty C. McCurry           March 31, 2005
                      Director

Newton W. Fink        /s/Newton W. Fink             March 31, 2005
                      Director

Stephen E. Prust      /s/Stephen E. Prust           March 31, 2005
                      Director



The American Education Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


             Item                                          Page No.
-----------------------------------------------            --------

Independent Auditors' Report                                  F-1

Financial Statements:

  Consolidated Balance Sheet, December 31, 2004               F-2

  Consolidated Statements of Income for the years
   ended December 31, 2004 and 2003                           F-3

  Consolidated Statements of Changes In Stockholders'
   Equity for the years ended December 31, 2004 and 2003      F-4

  Consolidated Statements of Cash Flows for the years
   ended December 31, 2004 and 2003                           F-5

  Notes to Consolidated Financial Statements                  F-7



All schedules are omitted as the required information is included in the financial statements or notes thereto or is not present in sufficient amounts.


                      --------------------------------



INDEPENDENT AUDITORS' REPORT
----------------------------


To Board of Directors and Stockholders
The American Education Corporation
Oklahoma City, Oklahoma


We have audited the consolidated balance sheet of The American
Education Corporation as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Education Corporation as of December 31, 2004 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 23, 2005


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS
Current assets:
 Cash and cash equivalents                                 $   549,343
 Accounts receivable, net of allowance for
  returns and uncollectible accounts of
  $250,000 (Note 1)                                          2,146,264
 Inventory (Note 1)                                             14,485
 Prepaid expenses and deposits                                 305,897
 Deferred tax asset (Note 6)                                    86,542
                                                           -----------
    Total current assets                                     3,102,531

Property and equipment, at cost (Note 1)                     1,308,735
 Less accumulated depreciation and amortization             (1,164,389)
                                                           -----------
    Net property and equipment                                 144,346
Other assets:
 Capitalized software costs, net of accumulated
  amortization of $7,652,777 (Note 1)                        3,815,680
 Goodwill, net of impairment (Note 1)                        1,215,015
                                                           -----------
    Total other assets                                       5,030,695
                                                           -----------
    Total assets                                           $ 8,277,572
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable trade                                    $   285,261
 Accrued liabilities (Note 11)                                 693,122
 Deferred revenue                                              654,337
 Notes payable and current portion of long-term
  debt (Note 4)                                                371,862
                                                           -----------
    Total current liabilities                                2,004,582

Other long-term accrued liabilities (Note 10)                  470,475
Deferred income tax liability - Long-term (Note 6)             103,921
Long-term debt  (Note 4)                                       305,880
                                                           -----------
    Total liabilities                                        2,884,858
                                                           -----------

Commitments and contingencies (Notes 5, 7, 10 and 12)               --
Stockholders' Equity  (Note 3)
 Preferred Stock $.001 par value;
  Authorized-50,000,000 shares, issued and
  outstanding-none; liquidation preference-$.02 per share           --
 Common Stock, $.025 par value;
  Authorized 30,000,000 shares; issued and outstanding-
  14,133,461 shares                                            359,186
  Additional paid in capital                                 6,698,817
  Treasury stock, at cost, 234,000 shares                     (319,125)
  Retained deficit                                          (1,346,164)
                                                           -----------
    Total stockholders' equity                               5,392,714
                                                           -----------

    Total liabilities and stockholders' equity             $ 8,277,572
                                                           ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004 and 2003


                                    2004                   2003
                                 ------------        --------------


Sales (Note 1)                  $10,399,865            $ 8,598,868

Cost of goods sold                1,398,246              1,370,910
                                -----------            -----------
Gross Profit                      9,001,619              7,227,958
                                -----------            -----------

Operating expenses:
 Selling and marketing (Note 1)   3,679,956              2,390,498
 Operations                         501,401                435,999
 General and administrative       2,903,034              2,419,187
 Impairment of subsidiary
  (Note 15)                       1,150,000                     --
 Amortization of capitalized
  software costs                  1,572,654              1,446,373
                                -----------            -----------

 Total operating expenses         9,807,045              6,692,057
                                -----------            -----------

 Operating income (loss)           (805,426)               535,901

Other income (expense):
 Interest expense                   (61,058)               (68,556)
                                -----------            -----------

Income (loss) before income
  taxes                            (866,484)               467,345

 Current income tax (benefit)       (38,100)               (72,338)
 Deferred income tax expense
  (benefit)                        (485,124)               366,106
                                -----------            -----------
                                   (523,224)               293,768
                                -----------            -----------

Net income (loss)               $  (343,260)           $   173,577
                                ===========            ===========

Earnings per share: (Note 13)
 Basic                          $      (.02)           $       .01
 Fully diluted                  $      (.02)           $       .01

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2004 and 2003


                                           Additional               Retained
                         Common Stock        paid in    Treasury    Earnings
                       Shares      Amount    Capital      Stock    (Deficit)
                     --------------------  ---------- ----------  -----------
Balance at
December 31, 2002    14,280,961  $357,874  $6,649,240  $ (19,125) $(1,176,481)

Issuance of common
  stock for cash and
  services               52,500     1,312       2,363

Repurchase common stock,
  at cost              (200,000)                        (300,000)

Net income                                                            173,577

Comprehensive Income adjustment:
 Foreign currency
  translation                                  22,527
                     ----------  --------  ----------  ---------  -----------

Balance at
 December 31, 2003   14,133,461   359,186   6,674,130  ( 319,125)  (1,002,904)

Net loss                                                             (343,260)

Comprehensive Income adjustment:
 Foreign currency
  translation                                  24,687
                     ----------  --------  ----------  ---------  -----------

Balance at
 December 31, 2004   14,133,461  $359,186  $6,698,817  $(319,125) $(1,346,164)
                     ==========  ========  ==========  =========  ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003


                                              2004            2003
                                          -----------     -----------

Cash flows from operating activities:
Net income (loss)                        $  (343,260)    $  173,577

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization            2,768,465      1,617,405
  Increase in reserve for bad debts           25,000        122,691
  Services rendered for common stock              --          3,675
  Deferred compensation                      234,000         64,920

Foreign currency translation                  24,687         22,527


Changes in assets and liabilities:
  Accounts receivable                        619,063       (911,999)
  Inventories                                  1,966         19,993
  Prepaid expenses and deposits             (131,415)      (111,724)
  Accounts payable and accrued liabilities  (604,125)       (65,333)
  Accounts payable - Affiliate                    --        (60,000)
  Deferred revenue                            44,637        371,620
  Deferred income taxes                     (501,061)       366,108
                                         -----------    -----------
  Net cash provided by operating
   activities                              2,137,957      1,613,460
                                         -----------    -----------

Cash flows from investing activities:
 Purchase of property and equipment          (53,264)       (57,179)
 Software development costs capitalized   (1,372,955)    (1,289,693)
                                         -----------    -----------
 Net cash used in investing activities    (1,426,219)    (1,346,872)
                                         -----------    -----------

Cash flows from financing activities:
 Proceeds received from issuance of debt          --        300,000
 Principal payments on notes payable        (379,071)      (424,317)
                                         -----------    -----------
 Net cash used in financing activities      (379,071)      (124,317)
                                         -----------    -----------

Net increase in cash                         332,667        142,271

Cash at beginning of year                    216,676         74,405
                                         -----------    -----------

Cash at end of year                      $   549,343    $   216,676
                                         ===========    ===========

Interest paid in cash                    $    62,263    $    70,121
                                         ===========    ===========

Income taxes paid                        $    14,766    $        --
                                         ===========    ===========

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Years Ended December 31, 2004 and 2003



During 2003 the Company issued 52,500 shares of common stock valued at $3,675 for services provided by outside directors and distributors, and received 200,000 shares of its common stock as payment for a note receivable of $300,000.

See accompanying notes and accountants' report.


THE AMERICAN EDUCATION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted using a purchase method accounting. The business of LPL principally is to distribute the Anywhere Learning System in the United Kingdom. As of December 31, 2004 the subsidiary is considered as an asset held for sale and a provision for impairment of $1,150,000 has been recognized as an operating expense in the consolidated statements of income. The results of regular operations of LPL are also included in the consolidated statements of income for the two years ended December 31, 2004. No dividends were received from the foreign entity.

During 1999, the Company acquired 100% of the capital stock of Dolphin, Inc., ("Dolphin") a New Jersey corporation. The acquisition was accounted for using purchase method accounting. Results of Dolphin's operations are included in the consolidated income statements for the two years ended December 31, 2004. Dolphin provides software design services for unaffiliated customers.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2 and 98-9 on software revenue recognition. The Company has recognized revenue and a like amount of expense on products traded for advertising and promotional services. Sales revenue and selling and marketing expense include approximately $259,145 and $244,445 of such non-monetary transactions for the years ended December 31, 2004 and 2003, respectively. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

The Company has adopted revenue recognition policies regarding sales with multiple deliverables which comply with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which became effective July 1, 2003. Revenues from technical service contracts are deferred and amortized ratably over the period of the service contract.

Capitalized software costs

Capitalized software costs consist of licenses for the rights to produce and market computer software, salaries and other direct costs incurred in the production of computer software and costs to defend the Company's trademark. The Company accounts for software capitalization Under the guidelines of FASB 86. Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, all software development costs are capitalized and amortized on a straight-line basis over the product's estimated economic life of between three and five years. Capitalized software costs at January 1, 2004 were $10,095,502 with $1,372,955 additional costs capitalized during 2004. Amortization expense totaled $1,572,654 in 2004 and $1,446,373 in 2003. Capitalized software costs are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

Goodwill

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. During 2004, the Company determined that the carrying amount of LPL's goodwill exceeded its fair value, accordingly, a goodwill impairment loss of $625,431 was recognized. (See
Note 15.) The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

                                                Learning
                                  Dolphin       Pathways        Total
                                 ----------    -----------   -----------

Balance as of
 January 1, 2004                $1,215,015     $  625,431     $1,840,446
Impairment losses                       --       (625,431)    (  625,431)
                                ----------     ----------     ----------
Balance as of
 December 31, 2004              $1,215,015     $       --     $1,215,015
                                ==========     ==========     ==========


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of packaging and educational software materials.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, which is five years. Depreciation expense totaled $131,616 and $171,032 for 2004 and 2003, respectively. The components of property and equipment at December 31, 2004, are as follows:

     Furniture, fixtures and office equipment          $  692,750
     Computers and software                               583,344
     Leasehold improvements                                32,641
                                                       ----------
                                                        1,308,735
     Less: accumulated depreciation                    (1,164,389)
                                                       ----------

     Net property and equipment                        $  144,346

Stock Options

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Subsequent accounting pronouncements FAS 123 and FAS 148, "Accounting for Stock Based Compensation," establish financial accounting and reporting standards for stock-based employee compensation plans.
FAS 123 defines a fair value based method of accounting for an employee stock option. FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method for stock-based compensation until new accounting standards are finalized by the FASB. Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. Hence, no compensation is incurred unless the market value is greater than the option exercise price.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company is continuing to utilize the intrinsic value-based method for accounting for employee stock options or similar equity instruments.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings/(loss) per share are as follows for the year ended:



                                                 2004        2003
                                              ----------   ----------

    Net income/(loss) - as reported           $(343,260)    $ 173,577
    Stock -based employee compensation
     expense - pro forma                         35,467        13,125
                                              ---------     ---------

    Net income/(loss) - pro forma             $(378,727)    $ 160,452
                                              =========     =========

    Basic earnings/(loss) per common
      share-as reported                           $(.02)         $.01
    Diluted earnings/(loss) per common
      share as reported                            (.02)          .01
    Basic earnings/(loss) per common
      share - pro forma                           $(.02)         $.01
    Diluted earnings/(loss) per common
      share-pro forma                              (.02)          .01

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

The Company's non-qualified stock option plan originated in 1996. The following table summarizes stock option plan activity:


                                         (In Shares)
                                 --------------------------

                                     1998            1998

                      1996 Plan  Directors Plan  Employee Plan    Total
                      ---------  --------------  -------------  ---------

Number of shares under
options outstanding as of:

December 31, 2003     1,364,576      199,998        2,099,334    3,663,908

Shares granted          784,076       63,000          105,000      952,076

Shares exercised             --           --               --           --
Shares expired         (786,076)     (63,000)        (184,333)  (1,033,409)
                      ---------      -------        ---------    ---------
December 31, 2004     1,362,576      199,998        2,020,001    3,582,575
                      =========      =======        =========    =========

Option price
 range per share    $.13 - $.47    $.13 - $.35     $.25 - $.35

In November 2004, the Company extended the expiration date of 595,000 stock options, originally granted in 2002 with an expiration in February 2005, to December 31, 2008. The original exercise price was $.25 per share, the market value at date of grant. The exercise price of the options remains the same, however, since the market value of the Company's common stock was $.27 per share at the date the modification of terms was made, the Company has recorded compensation expense of $11,900.

3.    Common and preferred stock
      --------------------------

There were no common stock transactions during 2004.


4.    Notes Payable and Long-term debt
      --------------------------------

The Company had the following indebtedness under notes and loan agreements:

                                    Current    Long-term       Total
                                    -------    ---------    ----------

Line of credit with bank,
originated December 23, 1999,
matures November 30, 2005;
initial line - $1,145,000,
payments of $24,000 per month
plus interest at the bank's
prime rate plus 2%  (7.25% at
December 31, 2004), remaining
principal due at maturity,
secured by accounts receivable
and inventory                      $255,761    $     --    $  255,761

Lines of credit with bank,
originated April 30, 1999, to
December 23,1999, matures
March 31, 2005; maximum line -
$450,000, interest at the bank's
prime rate plus 2.5% (7.75% at
December 31, 2004), payable
monthly, principal due at
maturity, secured by accounts
receivable and inventory            112,895          --       112,895

Installment notes payable to
bank, originated, December 4, 2001 ,
matures June 4, 2005; principal and
interest due in monthly payments
of $734, interest at bank's
prime rate plus .25%, (5.50% at
December 31, 2004); secured by
equipment                             3,206           --         3,206

Subordinated debt due to
shareholder affiliates,
originated April 1, 2003,
matures September 30, 2006;
interest at 8% payable quarterly,
principal due at maturity,
convertible into the Company's
common stock at $.40 per share           --      305,880       305,880
                                   --------     --------    ----------
                                   $371,862     $305,880    $  677,742
                                   ========     ========    ==========

Aggregate maturities of notes payable are as follows:

     2005              $  371,862
     2006                 305,880
                       ----------
                       $  677,742
                       ==========


5.    Operating leases
      ----------------

The Company leases office space in Oklahoma City, Oklahoma, under an agreement renewed December 31, 2002 at $12,587 a month. The agreement expires December 31, 2005.

The Company leases automobiles and certain office equipment with lease payments totaling $6,868 per month. The agreements expire in October 2007 to February 2008.

Dolphin, Inc., a wholly owned subsidiary leases office space in Voorhees, New Jersey, for $4,922 a month under a lease agreement expiring May 31, 2009. Dolphin, Inc. leases equipment for $540 a month until May 2009.

Learning Pathways, Limited, a wholly owned subsidiary, leases office space in the United Kingdom. Monthly rent approximates $1,580. The lease renews each month for a period of ninety days.

Total lease expense was $369,238 for 2004 and $372,948 for 2003.

Future rental commitments under lease agreements are as follows:

     2005             $  273,975
     2006                113,215
     2007                 88,124
     2008                 67,303
     2009                 27,310


6.    Income taxes
      ------------

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined by using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                 2004        2003
                                               -------     -------
Statutory federal income tax rate              (34.0%)       34.0%
State income taxes                              (6.0%)        6.0%
Nondeductible expenses                           1.1%         6.4%
Foreign loss taxed at different rate           (21.5%)       16.5%
                                                -----        -----
Effective income tax rate                      (60.4%)       62.9%
                                                =====        =====

Deferred tax liabilities and assets at December 31, 2004 are comprised of the following:

Deferred tax liabilities:
Capitalized software                                $1,526,271
                                                    ----------
  Total deferred tax liabilities                     1,526,271

Deferred tax assets:
Receivables allowance                                   80,000
Net operating loss carryforward                      1,211,110
Vacation accrual and deferred compensation             194,732
Plant and equipment and related depreciation            23,050
                                                    ----------
  Total deferred tax assets                          1,508,892
                                                    ----------
    Net liability                                   $  (17,379)
                                                    ==========

Net deferred tax asset                              $   86,542
Net deferred tax liability                            (103,921)
                                                    ----------

    Net liability                                   $  (17,379)
                                                    ==========

A deferred tax asset has been recorded for the tax benefit of the net operating loss carryforward. No valuation allowance has been recorded against the deferred tax asset.

The Company has available U.S. net regular tax and alternative minimum tax operating loss carryforwards of approximately $3,027,000 and $3,184,000, respectively, expiring between the years 2021 and 2024.


7.    Royalty agreements
      ------------------

Several of the Company's software titles are authored by independent consultants for which royalty agreements exist. These agreements call for quarterly payments based upon a percentage of the net sales of the particular titles. These agreements expire in the years 2005 to 2010. Royalty expense totaled $62,640 and $87,231 in 2004 and 2003, respectively.


8.    Related party transactions
      --------------------------

The Company is indebted to two major shareholder affiliates for convertible subordinated debt in the amount of $305,880, which was advanced in April 2003 with an original maturity of April 2005. The debt bears interest at 8% and the interest is payable quarterly. In September 2004, the maturity date of the debt was extended to September 2006. The debt is subordinated to the debt owed the Company's senior lender and is convertible at any time before maturity into the Company's common stock at $.40 per share.


9.    Significant customers and concentration of credit risk
      ------------------------------------------------------

Accounts Receivable
-------------------
The Company sells its products almost exclusively to schools through various distributors of educational materials.

No individual customer accounted for more than 10% of sales in 2004 or 2003.

The Company reserves for returns and bad debts in the normal course of its operations. Management feels the allowance is sufficient to cover any losses from uncollectible trade receivables.

Cash
----
The Company maintains its bank accounts with three financial institutions. Cash deposits in excess of FDIC limits were approximately $441,000 at December 31, 2004.

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

The Company has employment agreements with its officers which include salary terms and severance benefits. The Company has a deferred retirement benefit agreement with its executive officers and has accrued $470,475 as of December 31, 2004. Deferred benefit expense was $234,000 in 2004 and $64,920 in 2003, respectively.


11.    Accrued liabilities
       -------------------

Accrued liabilities are comprised of the following at December 31, 2004:

    Accrued interest                         $   2,409
    Accrued payroll, taxes and benefits         77,170
    Accrued commissions and royalties          551,202
    Accrued professional fees                   15,600
    Accrued - other                             46,741
                                             ---------

                                             $ 693,122
                                             =========


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

The weighted average number of basic and diluted common shares outstanding is as follows:

                                            2004          2003
                                         ----------     ----------

    Basic                                 14,133,461    14,324,714
    Diluted                               15,801,795    15,628,899

Employee stock options are included in the number of diluted common shares using the treasury stock method.


14.    Employee benefit plans
       ----------------------

The Company adopted a 401(k) Plan effective January 1, 1999. The Plan allows eligible employees to defer part of their income on a tax-favored basis into the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company may make contributions to the Plan as a matching percentage or as a lump sum amount determined annually. There were no matching contributions in 2004 and 2003.


15.    Foreign assets, liabilities and income
       --------------------------------------

The consolidated financial statements include the assets, liabilities and income of its foreign subsidiary Learning Pathways Ltd. (LPL). The following is a summary of foreign assets and liabilities net of impairment reserve of $1,150,000 (including goodwill impairment of $625,431) that are included in the consolidated financial statements at December 31, 2004 and the results of its operations for the two years then ended stated in U.S. currency:

    Current assets            $46,752
    Long-term assets          $ 6,384
    Liabilities               $72,734

                                          2004           2003
                                      ------------    ---------
    Revenues                          $   213,348     $ 368,583
    Net loss from operations          $  (883,000)    $(258,681)
    Foreign income tax benefit        $   (38,100)    $ (72,338)
    Impairment loss                   $(1,150,000)    $      --



Exhibit 11

Statement re: computation of per share earnings

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                       2004            2003
                                   ----------       ----------

    Basic                          14,133,461       14,324,714
    Diluted                        15,801,795       15,628,899

Employee stock options are included in the number of diluted common shares using the treasury stock method.



Exhibit 21

Subsidiaries of The American Education Corporation


Projected Learning Programs, Inc., an Oklahoma corporation (Inactive)

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation



Exhibit 23.1

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 23, 2005, with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB) for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Steakley, Gilbert, & Morgan, P.C.


March 31, 2005
Oklahoma City, Oklahoma



Exhibit 31.1

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

Date:  March 31, 2005

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

Date:  March 31, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer



Exhibit 32.1

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB of The American Education Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer



Exhibit 32.2

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB of The American Education Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer