Form 10QSB
period 2005-03-31
AMERICAN EDUCATION CORP
filed 2005-05-12
CIK 705003

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

For the Transition Period from  ________ to ________

Commission File #0-11078

                     THE AMERICAN EDUCATION CORPORATION
       -----------------------------------------------------------------
       (Exact name of Small Business issuer as specified in its charter)

            Nevada                            73-1621446
-------------------------------   ----------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

   7506 N. Broadway Extension, Suite 505, Oklahoma City, OK   73116
   -------------------------------------------------------------------
                 (Address of principal executive offices )

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

Number of shares of the issuer's common stock outstanding as of May 10, 2005: 14,133,461

Transitional Small Business Disclosure Format               YES       NO X



THE AMERICAN EDUCATION CORPORATION

                                INDEX
                                -----
                                                                Page No.
                                                                --------

PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           March 31, 2005 and December 31, 2004                    3

           Consolidated Statements of Income
           For the Three Months Ended March 31, 2005
           and for the Three Months Ended March 31, 2004           4

           Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2005
           and for the Three Months Ended March 31, 2004           5

           Notes to Interim Consolidated Financial
           Statements                                              6


Item 2     Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations                                              9


Item 3     Controls and Procedures                                12


PART II - OTHER INFORMATION                                       13

SIGNATURE PAGES                                                   15




PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                               March 31      December 31
                                                 2005            2004
                                            ------------     -----------
                                             (unaudited)      (audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $   664,930     $   549,343
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $200,000 and $200,000                    2,465,901       2,146,264
  Inventory                                       16,824          14,485
  Prepaid expenses and deposits                  348,358         305,897
  Deferred tax asset                              86,542          86,542
                                            ------------     -----------
     Total current assets                      3,582,555       3,102,531

Property and equipment, at cost                1,314,229       1,308,735
  Less accumulated depreciation and
   amortization                               (1,186,025)     (1,164,389)
                                            ------------     -----------
     Net property and equipment                  128,204         144,346

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $8,025,485
   and $7,652,777                              3,791,914       3,815,680

Goodwill, net of impairment                    1,215,015       1,215,015
                                            ------------     -----------
     Total other assets                        5,006,929       5,030,695
                                            ------------     -----------
     Total assets                            $ 8,717,688     $ 8,277,572
                                            ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $  168,675      $   285,261
  Accrued liabilities                           806,823          693,122
  Deferred revenue                              605,795          654,337
  Notes payable and current portion of
   long-term debt                               683,761          371,862
                                            ------------     -----------
     Total current liabilities                2,265,054        2,004,582

Other long-term accrued liabilities             540,975          470,475
Deferred income tax liability - Long-term       147,579          103,921
Long-term debt                                  305,880          305,880
                                            ------------     -----------
     Total liabilities                        3,259,488        2,884,858
                                            ------------     -----------

Commitments and contingencies                        -                -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
   and outstanding-none                              -                -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,133,461
    shares                                      359,186          359,186
  Additional paid in capital                  6,698,817        6,698,817
  Treasury stock, at cost, 234,000 shares      (319,125)        (319,125)
  Retained deficit                           (1,346,164)      (1,346,164)
  Year-to-date earnings                          65,486               -
                                            ------------     -----------
     Total stockholders' equity               5,458,200        5,392,714
                                            ------------     -----------
     Total liabilities and stockholders'
      equity                                $ 8,717,688       $8,277,572
                                            ===========       ==========



The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)

                                                 2005          2004
                                             -----------   -----------

Sales                                        $ 2,339,607   $ 2,530,266
Cost of goods sold                               341,849       340,866
                                             -----------   -----------

Gross profit                                   1,997,758     2,189,400

Operating expenses:
 Selling and marketing                           733,520     1,136,174
 Operations                                      158,471       108,958
 General and administrative                      525,481       428,284
 Amortization of capitalized software costs      372,708       332,071
                                             -----------   -----------

Total operating expenses                       1,790,180     2,005,487
                                             -----------   -----------

Operating income from continuing operations      207,578       183,913

Other income (expense):
 Interest expense                                (10,530)      (15,281)
                                             -----------   -----------

Income from continuing operations
 before income taxes                             197,048       168,632
Deferred income tax expense                       78,819        66,877
                                             -----------   -----------

Income from continuing operations                118,229       101,755

Loss from discontinued operations
 (net of tax benefits 2005 - $35,162;
 2004 - $0 ) (Note 14)                           (52,743)      (80,750)
                                             -----------   -----------

Net Income                                   $    65,486   $    21,005
                                             ===========   ===========

Earnings per share:
 Basic:
Continuing operations                        $      .008   $      .007
Discontinued operations                      $     (.004)  $     (.006)
Net income                                   $      .004   $      .001

  Diluted:
Continuing operations                        $      .007   $      .006
Discontinued operations                      $     (.003)  $     (.005)
Net income                                   $      .004   $      .001

Weighted average common shares outstanding:
  Basic                                       14,133,461    14,133,461
  Diluted                                     16,665,726    15,427,021



The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited)


                                                    2005          2004
                                                -----------   -----------

Cash flows from operating activities:
Net income                                      $    65,486   $    21,005
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                     394,344       400,896
 Reserve for bad debts                                   --            --
 Deferred compensation                               70,500        46,500
 Other                                                   --        28,689

Changes in assets and liabilities:
 Accounts receivable                               (319,637)     (203,620)
 Inventories                                         (2,339)          854
 Prepaid expenses and other                         (42,461)       37,153
 Accounts payable and accrued liabilities            (2,885)      (46,402)
 Deferred revenue                                   (48,542)     (103,505)
 Deferred income taxes                               43,658        42,250
                                                -----------   -----------
 Net cash provided by operating activities          158,124       223,820
                                                -----------   -----------

Cash flow from investing activities:
 Software development costs capitalized            (348,942)     (340,667)
 Purchase of property and equipment                  (5,494)       (1,066)
                                                -----------   -----------

 Net cash used in investing activities             (354,436)     (341,733)
                                                -----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of debt                     400,000            --
 Principal payments on notes payable                (88,101)      (54,597)
                                                -----------   -----------

 Net cash provided by (used in) financing
  activities                                        311,899       (54,597)
                                                -----------   -----------

Net increase (decrease) in cash                     115,587      (172,510)

Cash at beginning of the period                     549,343       216,676
                                                -----------   -----------

Cash at end of the period                       $   664,930   $    44,166
                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

1.    Description of Business:
      -----------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Dolphin, Inc. ("Dolphin"), Voorhees, NJ and Learning Pathways, Ltd. ("LPL"), Derby, UK. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers. LPL modifies the Company's U.S. curriculum offering to conform to the UK's educational system and markets these products directly to the UK and other international markets. LPL is classified as an asset held for sale and as such its results are shown as discontinued operations.

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

The interim consolidated financial statements at March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements incluuded in the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three-month period ending March 31, 2005 are not necessarily indicative of the results that can be expected for the entire year.

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

3.    Revenue Recognition:
      -------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, 98-9 and modifications thereto on software revenue recognition. The Company has also adopted revenue recognition policies regarding sales with multiple deliverables which comply with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which became effective July 1, 2003. Revenue for software design services at Dolphin is recognized on the percentage-of-completion method.

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

5.    Goodwill:
      --------

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at the date of acquisition and relates to the acquisition of Dolphin in 1999. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.

6.    Inventories:
      -----------

Inventories are stated at the lower of cost (first-in, first-out), or market, and consist of packaging and educational software materials.

7.    Property and Equipment:
      ----------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, usually three to five years.

8.    Debt:
      ----

The Company had the following indebtedness under notes and loan agreements:

                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(7.00% at March 31, 2005)                  $183,761    $    --  $183,761

Line of credit with bank, matures
March 31, 2006; maximum line - $450,000,
interest at the bank's prime rate plus
2.5% (7.50% at March 31, 2005)              100,000         --   100,000

Subordinated debt due to unrelated
individual, originated March 30, 2005,
matures March 30, 2006 and may be renewed
for one year at the option of the holder;
interest at 8% payable at maturity;
convertible into the Company's common
stock at $.463 per share                    400,000         --   400,000

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per share         --    305,880   305,880
                                          ---------  ---------  --------
                                           $683,761   $305,880  $989,641
                                          =========  =========  ========


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma income and earnings per share are as follows for the quarter ended March 31:

                                                    2005          2004
                                                 --------      --------
Net income - as reported                         $ 65,486      $ 21,005
Stock -based employee compensation expense -
pro forma                                          11,825         5,550
                                                 --------      --------

Net income - pro forma                             53,661        15,455

Basic earnings per common share-as reported          $.01          $.01
Diluted earnings per common share as reported         .01           .01
Basic earnings per common share - pro forma          $.01          $.01
Diluted earnings per common share-pro forma           .01           .01

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

12.    Computation of Earnings Per Share:
       ---------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include conversions of convertible debt and options to purchase common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                           2005        2004
                                        ----------  ----------

     Basic                              14,133,461  14,133,461
     Diluted                            16,665,726  15,427,021

13.    Commitments and Contingencies:
       -----------------------------

The Company amortizes capitalized software costs over the product's estimated useful life. Due to inherent technological changes in the software development industry, the period over which such capitalized software cost is being amortized may have to be accelerated.

14.    Discontinued Operations:
       -----------------------

Effective December 31, 2004 Learning Pathways, Ltd. was deemed to be an asset held for sale and an impairment loss of $1,150,000 was recognized. Therefore, in the first quarter of 2005, its results are presented as discontinued operations. The income statement for the prior year has been restated to reflect the results as if LPL had been discontinued as of the beginning of 2004. Assets and liabilities for the quarter ended March 31, 2005 were not material, and therefore no separate balance sheet disclosure is deemed necessary.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive testing software, and software management technology specifically designed to manage the delivery of content to schools and institutions and to record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System, registered, ("A+LS") Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides assessment testing and instructional content for the General Educational Development (GED) test. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, companion academic skill assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8. The Company's curriculum content is aligned to the other third party digital resources such as the World Book Multimedia Encyclopedia, Educational Testing Services' e-rater online essay grading technology and GoKnow's scientifically-based, Internet accessible curriculum and reference materials, which may be accessed directly from A+LS lessons.

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, trademark, the Company's new diagnostic, prescriptive test and online developmental curriculum offering, is aligned to ACCUPLACER OnLine, the leading college admissions test for students requiring developmental support to enroll in full credit secondary coursework in mathematics, reading, algebra and writing.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to keep its product offering up-to-date and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also update its content and underwrite content revisions to realign its content with new, or updated state and national educational standards to remain competitive. To accomplish this essential, ongoing corporate function requires retention and recruitment of a highly skilled professional workforce. These investments are essential, recurring costs of doing business that impact the Company's operating cost and margin structures.

The Company's business is subject to risks or uncertainties. Among these uncertainties are a dependency on funding for school technology purchases, lengthy sales cycles, seasonal demand cycles and a dependency on retention
of key personnel.   Certain matters discussed herein (including the
documents incorporated herein by reference) may contain forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Securities Litigation Reform Act of 1995.
These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements as a result of factors such as future economic conditions, changes in customer demands, future legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. Accordingly, investors should be alert to the possibility that factors beyond the control of management may have impact on the short or long-term operations of the business. The Company undertakes no duty to update forward-looking statements to reflect the impact of events or circumstances that arise after the date the forward-looking statement was made.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004
---------------------------------------------------------

As of December 31, 2004, the Company's UK subsidiary, Learning Pathways, was written down to zero value as impaired. It is now held for sale and therefore its operations are shown as discontinued. The 2004 amounts have been restated to reclassify the results of Learning Pathways as discontinued. Therefore, the comparisons discussed here are only for the Company and its Dolphin, Inc. subsidiary. Net sales for the three months ended March 31, 2005 totaled $2,339,607 compared to $2,530,266 for the same period in 2004. This represents a decrease of 8% over the comparable 2004 quarter and is attributable to recording, in the previous 2004 quarter, a large sale to the State of New Mexico. Sales at the Company's Dolphin subsidiary were also down slightly from the prior year.

Cost of goods sold as a percentage of sales revenue for the three months ending March 31, 2005 increased to 15% from 13% of sales revenues for the same period in 2004 because of the sales decrease while actual dollar amounts were virtually unchanged from the prior year. The Company's principal product family, A+nyWhere Learning System, registered, provided gross profit margins of 96% in the first quarter of 2005, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses, which include selling and marketing, general and administrative, operations, and amortization of product development costs, decreased to $1,790,180 for the three months ended March 31, 2005, compared to $2,005,487 for the same 2004 quarter, a decrease of 11% and as a percentage of sales revenue decreased from 79% in 2004 to 77% in 2005. The decrease in total operating expenses is primarily due to a large decrease in selling and marketing expenses offset by increases in operations, general and administrative costs and amortization of product development.

As a component of total operating expenses, selling and marketing costs decreased by 35%, from $1,136,174 for the three months ended March 31, 2004, to $733,520 for the current period. The decrease in the first quarter 2005 selling expenses is largely attributable to changes in sales mix, which resulted in decreased sales commissions paid as the Company billed direct to school customers a lower percentage of orders. General and administrative expenses, including operations, increased 27% from $537,242 to $683,952. This increase is primarily attributable to increases in technical support staff, provision for deferred compensation and consulting fees.

Interest expense was $10,530 for the three months ended March 31, 2005 compared to $15,281 for the same 2004 quarter reflecting lower average outstanding debt in 2005. Net income was $65,486 for the three months ended March 31, 2005, compared to net income of $21,005 for the same period in 2004.


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

As of March 31, 2005 the Company's principal sources of liquidity included cash and cash equivalents of $664,930, net accounts receivable of $2,465,901 and inventory of $16,824. The Company's net cash provided by operating activities during the three months ended March 31, 2005 was $158,124 compared to $223,820 for the same period in 2004. Net cash used in investing activities for the three months ended March 31 increased by 4% from $341,733 in 2004 to $354,436 in 2005, and was comprised primarily of investment in capitalized software development costs. During the three months ended March 31, 2005, debt due to financial institutions was reduced by $88,101 or 24%, reflecting bank indebtedness of $283,761 at March 31, 2005. In April 2003, the Company borrowed $305,880 from major shareholder affiliates, which is subordinated to the debt owed to the Company's senior lender. This debt matures in September of 2006 and is convertible into the Company's common stock at $.40 per share. On March 30, 2005 the Company borrowed an additional $400,000 in convertible subordinated debt from another individual that matures in March 2006 and may be extended for an additional year by the holder. This debt is convertible into the Company's common stock at $.463 per share. The proceeds from the subordinated debt were used to reduce accounts payable and accrued liabilities.

At March 31, 2005, the Company had working capital of $1,317,501 compared to $1,097,949 at December 31, 2004. The Company's term loan with its bank will be fully paid in November and the Company and its lender recently agreed to extend the maturity of its revolving line of credit until March 31, 2006. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources.

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

As of March 31, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are effective to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.




THE AMERICAN EDUCATION CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

Management knows of no pending or threatened litigation involving the Company that is considered material to the on-going operations and viability of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

None.

Item 3.  Default Upon Senior Securities
         ------------------------------

Omitted from this report as inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

None.

Item 5.  Other Information
         -----------------

Omitted from this report as inapplicable.

Item 6.  Exhibits
         --------

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


Date: May 11, 2005



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

  b)  [Reserved]

  c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  May 11, 2005

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

  b)  [Reserved]

  c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  May 11, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer



                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The
American Education Corporation (the "Company") for the period ended March
31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer

     May 11, 2005



                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to SectionBa 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer

     May 11, 2005