Form 10QSB
period 2005-06-30
AMERICAN EDUCATION CORP
filed 2005-08-15
CIK 705003

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2005

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                  ACT

            For the Transition Period from ________ to ________

                         Commission File #0-11078

                     THE AMERICAN EDUCATION CORPORATION
       -----------------------------------------------------------------
       (Exact name of Small Business issuer as specified in its charter)

            Nevada                            73-1621446
-------------------------------   ----------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

   7506 North Broadway Extension, Suite 505, Oklahoma City, OK   73116
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
                                                         YES X   NO

Number of shares of the issuer's common stock outstanding as of
August 11, 2005:                 14,133,461

Transitional Small Business Disclosure Format            YES     NO X



THE AMERICAN EDUCATION CORPORATION

                                INDEX
                                -----
                                                                Page No.
                                                                --------
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           June 30, 2005 and December 31, 2004                      3

           Consolidated Statements of Income
           For the Three Months Ended June 30, 2005
           and for the Three Months Ended June 30, 2004             4

           For the Six Months Ended June 30, 2005
           and for the Six Months Ended June 30, 2004               5

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2005
           and for the Six Months Ended June 30, 2004               6

           Notes to Interim Consolidated Financial
           Statements                                               7


Item 2     Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations                                             10

Item 3     Controls and Procedures                                13



PART II - OTHER INFORMATION                                       15

SIGNATURE PAGES                                                   17




PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                               June 30       December 31
                                                 2005            2004
                                            ------------     -----------
                                             (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   534,039     $   549,343
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $250,000 and $200,000                    3,175,660       2,146,264
  Inventory                                       20,754          14,485
  Prepaid expenses and deposits                  340,976         305,897
  Deferred tax asset                             107,266          86,542
                                            ------------     -----------

     Total current assets                      4,178,695       3,102,531

Property and equipment, at cost                1,345,019       1,308,735

Less accumulated depreciation and
  amortization                                (1,201,845)     (1,164,389)
                                            ------------     -----------
     Net property and equipment                  143,174         144,346

Other assets:
  Capitalized software costs, net of
   accumulated amortization of $8,416,077
   and $7,652,777                              3,786,264       3,815,680
  Goodwill, net of accumulated amortization
   of $-0- and $369,097                               --       1,215,015
  Deferred tax asset - long-term                  63,868              --
                                            ------------     -----------
     Total other assets                        3,850,132       5,030,695
                                            ------------     -----------
     Total assets                           $  8,172,001     $ 8,277,572
                                            ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                    $    154,464     $   285,261
  Accrued liabilities                            874,897         693,122
  Deferred revenue                               646,851         654,337
  Notes payable and current portion of
   long-term debt                                606,674         371,862
                                            ------------     -----------
     Total current liabilities                 2,282,886       2,004,582

Other long-term accrued liabilities              611,475         470,475
Deferred income tax liability - Long-term             --         103,921
Long-term debt                                   305,880         305,880
                                            ------------     -----------
Total liabilities                              3,200,241       2,884,858
                                            ------------     -----------

Commitments and contingencies                         --              --
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
    and outstanding-none                              --              --
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,133,461
    shares                                       359,186         359,186
  Additional paid in capital                   6,698,817       6,698,817
  Treasury stock, at cost, 234,000 shares       (319,125)       (319,125)
  Retained deficit                            (1,346,164)     (1,346,164)
  Year-to-date earnings                         (420,954)             --
                                            ------------     -----------
     Total stockholders' equity                4,971,760       5,392,714
                                            ------------     -----------
     Total liabilities and stockholders'
      equity                                $  8,172,001     $ 8,277,572
                                            ============     ===========

The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED June 30, 2005 AND 2004
(unaudited)


                                                 2005          2004
                                             -----------   -----------

Sales                                        $ 3,158,524   $ 2,741,795
Cost of goods sold                               285,719       329,212
                                             -----------   -----------
Gross profit                                   2,872,805     2,412,583

Operating expenses:
  Selling and marketing                        1,039,485       807,607
  Operations                                     126,987       138,769
  General and administrative                     705,652       449,901
  Impairment of goodwill (Note 15)             1,215,015            --
  Amortization of capitalized software
   costs                                         390,592       346,458
                                             -----------   -----------
Total operating expenses                       3,477,731     1,742,735
                                             -----------   -----------

Operating income (loss) from continuing
 operations                                     (604,926)      669,848

Other income (expense):
  Interest expense                               (18,039)      (15,143)
                                             -----------   -----------

Income (loss) from continuing operations
 before income taxes                            (622,965)      654,705

Deferred income tax expense                     (204,925)      261,882
                                             -----------   -----------

Income (loss) from continuing operations        (418,040)      392,823

Loss from discontinued operations (net of
 tax benefits 2005 - $27,245; 2004 - $0 )
 (Note 14)                                       (68,401)     (217,847)
                                             -----------   -----------
Net Income (loss)                            $  (486,441)  $   174,976
                                             ===========   ===========

Earnings per share:
  Basic:
Continuing operations                        $     (.030)  $      .028
Discontinued operations                      $     (.004)  $     (.016)
Net income (loss)                            $     (.034)  $      .012

  Diluted:
Continuing operations                        $     (.025)  $      .025
Discontinued operations                      $     (.004)  $     (.014)
Net income (loss)                            $     (.029)  $      .011

Weighted average common shares outstanding:
  Basic                                       14,133,461    14,133,461
  Diluted                                     16,596,726    15,427,021

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED June 30, 2005 AND 2004
(unaudited)

                                                 2005          2004
                                             -----------   -----------

Sales                                        $ 5,498,131   $ 5,272,061
Cost of goods sold                               627,568       670,078
                                             -----------   -----------

Gross profit                                   4,870,563     4,601,983

Operating expenses:
  Selling and marketing                        1,773,005     1,943,781
  Operations                                     285,458       247,727
  General and administrative                   1,231,133       878,185
  Impairment of goodwill (Note 15)             1,215,015            --
  Amortization of capitalized software
   costs                                         763,300       678,529
                                             -----------   -----------

Total operating expenses                       5,267,911     3,748,222
                                             -----------   -----------

Operating income (loss) from continuing
 operations                                     (397,348)      853,761

Other income (expense):
  Interest expense                               (28,569)      (30,424)
                                             -----------   -----------

Income (loss) from continuing operations
 before income taxes                            (425,917)      823,337

Deferred income tax expense                     (126,106)      328,759
                                             -----------   -----------
Income (loss) from continuing operations        (299,811)      494,578

Loss from discontinued operations (net of
 tax benefits 2005 - $62,407; 2004 - $0 )
 (Note 14)                                      (121,143)     (298,597)
                                             -----------   -----------
Net Income (loss)                            $  (420,954)  $   195,981
                                             ===========   ===========

Earnings per share:
  Basic:
Continuing operations                        $     (.022)  $      .035
Discontinued operations                      $     (.008)  $     (.021)
Net income (loss)                            $     (.030)  $      .014

  Diluted:
Continuing operations                        $     (.018)  $      .032
Discontinued operations                      $     (.007)  $     (.019)
Net income (loss)                            $     (.025)  $      .013

Weighted average common shares outstanding:
  Basic                                       14,133,461    14,133,461
  Diluted                                     16,596,726    15,427,021


The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited)



                                                   2005          2004
                                               -----------   -----------

Cash flows from operating activities:
Net income (loss)                              $  (420,954)  $   195,981
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                   2,015,771       820,999
 Reserve for bad debts                              50,000        46,300
 Deferred compensation                             141,000        93,000
 Other                                                  --        10,208

Changes in assets and liabilities:
 Accounts receivable                            (1,079,396)     (461,254)
 Inventories                                        (6,269)        4,796
 Prepaid expenses and other                        (35,079)       51,120
 Accounts payable and accrued liabilities           50,978      (192,940)
 Deferred revenue                                   (7,486)     (236,164)
 Deferred income taxes                            (188,513)      300,478
                                               -----------   -----------
Net cash provided by operating activities          520,052       632,524
                                               -----------   -----------
Cash flow from investing activities:
 Software development costs capitalized           (733,884)     (612,454)
 Purchase of property and equipment                (36,284)       (6,401)
                                               -----------   -----------
Net cash used in investing activities             (770,168)     (618,855)
                                               -----------   -----------
Cash flows from financing activities:
 Proceeds received from issuance of debt           400,000       142,234
 Principal payments on notes payable              (165,188)     (136,490)
                                               -----------   -----------
Net cash provided by financing activities          234,812         5,744
                                               -----------   -----------

Net increase (decrease) in cash                    (15,304)       19,413

Cash at beginning of the period                    549,343       216,676
                                               -----------   -----------
Cash at end of the period                      $   534,039   $   236,089
                                               ===========   ===========

The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004


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

In December 2004, the Company determined that the assets of LPL were impaired and its value was written down to zero. Subsequently, it has been classified as an asset held for sale and therefore its operations are shown as discontinued. Effective June 2005, the Company determined that the goodwill of the Dolphin subsidiary was impaired and it was written off. The Company is exiting the software development business for outside customers and will be transferring certain Dolphin employees to the Company's payroll to enhance internal development efforts.


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

The interim consolidated financial statements at June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results that can be expected for the entire year.

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


5.    Goodwill:
      --------

Goodwill represents the excess of the cost of purchased companies over the fair value of their net assets at the date of acquisition. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. During 2005, the Company determined that the carrying amount of the goodwill related to the acquisition of Dolphin exceeded its fair value and an impairment loss of $1,215,015 has been recognized. (See Note 15.)


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

8.    Debt:
      ----

The Company had the following indebtedness under notes and loan agreements:

                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(7.50% at June 30, 2005)                   $111,761    $    --  $111,761

Revolving line of credit with bank,
matures March 31, 2006; maximum line -
$450,000, interest at the bank's prime
rate plus 2% (7.50% at June 30, 2005)      94,913         --    94,913

Subordinated debt due to unrelated
individual, originated March 30, 2005,
matures March 30, 2006 and may be renewed
for one year at the option of the holder;
interest at 8% payable at maturity;
convertible into the Company's common
stock at $.463 per share                    400,000         --   400,000

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per share         --    305,880   305,880
                                          ---------  ---------  --------
                                           $606,674   $305,880  $912,554
                                          =========  =========  ========

9.    Stock Options:
      -------------

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Accounting pronouncement SFAS No. 123(R), "Share-based Payment," replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123 (R) establishes financial accounting and reporting standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in an exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). As a small business issuer the Company is required to adopt SFAS No. 123(R) effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date.

The following pro forma disclosures show the effect on net income as if SFAS 123(R) had been applied prior to the required effective date. The Company's pro forma income and earnings per share are as follows for the six months ended June 30:



                                                    2005          2004
                                                 --------      --------
Net income (loss) - as reported                 ($420,954)     $195,981
Stock -based employee compensation expense -
pro forma                                          23,650        13,580
                                                 --------      --------

Net income (loss) - pro forma                    (444,604)      182,401

Basic earnings per common share-as reported         ($.03)         $.01
Diluted earnings per common share as reported         .02           .01
Basic earnings per common share - pro forma         ($.03)         $.01
Diluted earnings per common share-pro forma          (.03)          .01


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


12.    Computation of Earnings Per Share:
       ---------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated based only upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based upon the weighted average number of common and, where dilutive, potential common shares outstanding during the period, utilizing the treasury stock method. Potential common shares include conversion of convertible debt and options to purchase common stock.

The weighted average number of basic and diluted common shares outstanding is as follows:

                                 2005            2004
                              ----------      ----------
     Basic                    14,133,461      14,133,461
     Diluted                  16,596,726      15,427,021


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

14.    Discontinued Operations:
       -----------------------

Effective December 31, 2004 Learning Pathways, Ltd. was deemed to be an asset held for sale and an impairment loss of $1,150,000 was recognized. In 2005, its results of operations for this business unit are presented as discontinued operations. The income statement for the prior year has been restated to reflect the results as if LPL had been discontinued as of the beginning of 2004. Assets and liabilities at June 30, 2005 were not material, and therefore no separate balance sheet disclosure is deemed necessary.

15.    Impairment of Goodwill:
       ----------------------

Effective June 30, 2005 the Company determined that the goodwill recorded on the balance sheet that resulted from the acquisition of Dolphin was impaired and wrote off the entire amount of $1,215,015. The Company is winding down Dolphin's software development business for outside customers and will transfer certain Dolphin employees to the Company's payroll to expand the internal software development staff.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive assessment testing software, and software management technology specifically designed to manage the delivery of and record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System, registered, ("A+LS") Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides formative assessment testing and formative instructional content for various segments of the primary, secondary and post secondary educational markets. All company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, formative assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8.

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer College Readiness Online, the Company's postsecondary offering, identifies and assists students in attaining college entry-level academic skills in Arithmetic, Elementary Algebra, Reading Comprehension, and Sentence Skills. A+dvancer reduces demand on institutional admissions and developmental departments, while providing students with both improved skills assessment and the alignment to developmental and remedial coursework in an online, self-paced learning environment.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to keep its product offering up-to-date and ensure that its products maintain compatibility with the frequently changing and revised database and operating system platforms sold to schools by other developers. The Company must also update its content and underwrite content revisions to realign its content with new or updated state and national educational standards to remain competitive. To accomplish this essential, ongoing corporate function requires the retention and recruitment of a highly skilled professional workforce. These investments are essential, recurring costs of doing business that impact the Company's operating cost and margin structures.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------

Effective December 31, 2004, the Company's UK subsidiary, Learning Pathways, was deemed to be an asset held for sale and its value was
written down to zero as an impairment loss.   Therefore, its operations
are shown as discontinued. The 2004 amounts have been restated to reclassify the results of Learning Pathways as discontinued. Therefore, the comparisons discussed here and for the six months ended June 30, 2005 below are only for the Company and its Dolphin, Inc. subsidiary. Net consolidated sales for the three months ended June 30, 2005 totaled $3,158,524 compared to $2,741,795 for the same period in 2004. This represents an increase of 15% over the comparable 2004 quarter and is attributable to increases in revenues at both AEC and Dolphin. The Company believes that the increase at AEC is a result of increases in state and federal governmental educational funding and as a result of billing more schools directly as a condition of its credit policies with its resellers. The increase at Dolphin is customer driven and depends on the number of projects its customers decide to outsource and their desired delivery dates. The Company has announced that Dolphin will be exiting the contract software development business and will begin to provide additional development resources for AEC in the latter half of 2005. The Dolphin subsidiary's sales will decrease through the third quarter and cease by the end of the 2005 fiscal year.

Cost of goods sold as a percentage of sales revenue for the three months ending June 30, 2005 decreased to 9% from 12% of net revenues for the same period in 2004. This improvement is attributed to a larger portion of consolidated sales contributed by the core AEC operating unit. The Company's principal product family, A+nyWhere Learning System, registered, provided gross profit margins of 97% in the second quarter of 2005, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses for the three months ended June 30, 2005
(excluding the impairment of goodwill write-down), increased to $2,262,716, compared to $1,742,735 for the same 2004 quarter, an increase of 30%. As a percentage of sales revenue, operating expenses increased from 64% in 2004 to 72% in 2005. The increase in total operating expenses is a result of increases in marketing and selling expenditures, general and administrative expenses and amortization of product development costs. Selling and marketing costs increased by 29%, from $807,607 for the three months ended June 30, 2004, to $1,039,485 for the current period. The increase in the second quarter
2005 selling expenses is largely attributable to changes in sales mix, which resulted in increased sales commission expense because the Company billed direct to school customers a higher percentage of orders. General and administrative expenses increased by 57% from $449,901 in 2004 to $705,652. This increase is due primarily to several individual items. General and administrative salaries and benefits increased approximately $45,000 due to the addition of personnel in several areas. Deferred compensation payable upon executive officers' and directors' retirement increased $24,000 because additional employees were eligible for this benefit as compared to the prior year. Audit and legal fees increased approximately $36,000 as a result of additional legal work during the second quarter and the timing of the preparation of the Company's tax returns earlier in fiscal 2005 as compared to 2004. Outside consulting services increased approximately $31,000 due to fees paid for assistance in incorporating Learning Letter Sounds into the product line and advice regarding the future of Dolphin. Bad debt expense increased $85,000 over the prior year because of an increase in the allowance for uncollectible accounts based upon higher accounts receivable balances that generally occur in the second and third quarters resulting from the buying patterns of many schools.

Interest expense was $18,039 for the three months ended June 30, 2005 as compared to $15,143 for the same 2004 quarter, reflecting the lower amount of bank debt outstanding on an average daily basis offset by the additional interest cost of the increase in convertible debt issued by
the Company.   There was a net loss of $486,441 for the three months
ended June 30, 2005 as a result of the impairment write-off for the Dolphin subsidiary of $1,215,015, compared to net income of $174,976 for the same period in 2004.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004
------------------------------------------------------

Net sales for the six months ended June 30, 2005, totaled $5,498,131 compared to $5,272,061 for the same period in 2004. This represents an increase of 4% over the comparable 2004 period. This increase is attributable to increases in sales at AEC resulting from what the Company believes are continued favorable market conditions as a result of governmental educational funding at the federal and state level. Dolphin's sales for the six-month period were virtually identical to the same 2004 period.

Cost of goods sold as a percentage of sales revenue for the six months ending June 30, 2005 decreased to 11% compared to 13% for the same period in 2004. As noted for the quarterly results, this improvement is attributed to the increase in the sales contributed by the core AEC operating unit, which has lower cost of sales as a percentage of sales than Dolphin. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 97% in the first six months of 2005.

Total operating expenses for the six months ended June 30, 2005 (excluding the impairment of goodwill write-down), increased to $4,052,896, compared to $3,748,222 for the same 2004 period, an increase of 8%. As a percentage of sales revenue, operating expenses increased from 71% in 2004 to 74% in 2005. The increase in total operating expenses is a result of a decrease in marketing and selling expenditures, an increase in general and administrative expenses as well as an increase in amortization of product development charges for the period.

Selling and marketing expenses decreased from $1,943,781 for the six months ended June 30, 2004 to $1,773,005 for the same period in 2005 and is primarily the result of a decrease of in commission expense because of changes in sales mix. Sales mix changes can occur when a lower amount of the Company's sales are billed directly as a result of credit policies and contributions to total revenues by different sales channels which require the payment of varying commission rates.
Operations expense increased from $247,727 in 2004 to $285,458 for the same period in 2005, or 15%. This increase is due to the addition of staff in the department during the period. General and administrative expenses increased from $878,185 to $1,231,133, or by 40%, and the increases are due to reasons cited in management's discussion of the second quarter results of operations. General and administrative salaries and benefits increased approximately $77,000 due to the addition of personnel in accounting and other departments. Deferred compensation payable upon executive officers' and directors' retirement for the period increased $48,000 as a result of additional employees who were eligible for this program, compared to the prior year. Audit and legal fees increased approximately $48,000 as a result of required additional legal costs experienced during the first six months of 2005 and the preparation of the Company's tax returns earlier in fiscal 2005 as compared to 2004. Outside services increased approximately $57,000 due to consulting fees paid to integrate the Learning Letter Sounds product line content into the Company's product line and advice regarding the future of Dolphin. Royalty expense increased approximately $33,000 over the prior year due to higher sales of royalty products during the period. Bad debt expense increased $72,000 over the prior year as a result of an increase in the allowance for uncollectible accounts based upon higher accounts receivable balances due to the seasonal nature of the Company's business.

Interest expense for the six months ended June 30, decreased from $30,424 in 2004 to $28,569 in 2005 reflecting the reduction in average daily bank debt levels in 2005 compared to the prior year offset by higher interest due to the increase in convertible debt issued by the Company in 2005. There was a net loss of $420,954 for the six months ended June 30, 2005, as compared to a net income of $195,981 reported for the same period in 2004. The decrease results from charges recognized by the impairment of goodwill at Dolphin of $1,215,015 for the period.


Liquidity and Capital Resources
-------------------------------

The Company has invested significantly in the development of new products and the acquisition and licensing of new products to improve the ability of the organization and its published products to meet the needs of the marketplace. These changes were required to update, expand and keep current the Company's extensive curriculum product offerings and to position the Company for long-term growth. To finance the business, management has utilized secured bank revolving credit lines, bank financed equipment loans, lease financing sources and convertible debt from private individuals.

As of June 30, 2005 the Company's principal sources of liquidity included cash and cash equivalents of $534,039, net accounts receivable of $3,175,660 and inventory of $20,754. The Company's net cash provided by operating activities during the six months was $520,052 in 2005 compared to $632,524 in 2004. Net cash used in investing activities for the same period increased by 24% from $618,855 in 2004 to $770,168 in 2005, and was comprised primarily of investment in capitalized software development costs. During the six months ended June 30, 2005 debt due to financial institutions was reduced by $165,188 or 44%, reflecting bank indebtedness of $206,674 at June 30, 2005.

In April 2003, the Company borrowed $305,880 from major shareholder affiliates, which is subordinated to the debt owed to the Company's senior lender. This debt matures in September of 2006 and is convertible into the Company's common stock at $.40 per share. On March 30, 2005, the Company entered into a Convertible Note Purchase
Agreement with an unaffiliated individual.   Pursuant to the terms of
the Convertible Note Purchase Agreement, the Company issued the note purchaser an unsecured 8% Subordinated Convertible Note in the original
aggregate principal amount of $400,000.   All principal and interest on
the Note is due and payable on March 30, 2006 (the "Initial Maturity Date"), subject to the Note Purchaser's option to extend the Initial Maturity Date twelve months to March 30, 2007 (the "Extended Maturity Date"). The Company may not prepay principal or interest on the Note prior to the Initial Maturity Date. The Note is convertible at any time at the note purchaser's option into shares of the Company's common stock at the initial conversion price of $0.463 per share, subject to certain anti-dilution adjustments. Any shares of common stock issued upon conversion of the Note will have "piggy-back" registration rights. The proceeds from the subordinated convertible debt were used to reduce accounts payable, bank debt and to support the normal operations of the business.

At June 30, 2005, the Company had working capital of $1,895,809 compared to $1,097,949 at December 31, 2004. The Company has a $450,000 revolving line of credit that bears interest at a rate of 2.00% over the prime rate (7.5% as of June 30, 2005) and matures on March 31, 2006. At June 30, 2005, the Company had borrowed $94,913 under this line of credit. Additionally, the Company has a term loan with an aggregate principal balance of $111,761 as of June 30, 2005. The term loan bears interest at a rate of 2.00% over the prime rate (7.5% as of June 30, 2005) and matures on November 30, 2005. The Company is continuing to discuss future borrowing arrangements with its current lender and several bank financing sources.

With the expansion of the Company's product lines, the addition of new products and expanding market presences, as well as the favorable trends in government school spending the Company expects to see in 2005 and subsequent years, combined with the elimination of losses from the subsidiary business units, management believes that the Company will return to a pattern of growth similar to the increases demonstrated in prior years, which exceeded approximately 20%. Management believes that the Company can support this expansion from its operating cash flows and credit lines. If successful, the Company should be able to enhance the overall financial performance of the business and continue to improve the Company's balance sheet and financial position.

Additional working capital beyond that available to the Company from its internally generated cash flows may be required to expand operations as a result of anticipated continued growth of the business. Management has and will consider options available to access such funding, including expanded debt and additional equity financing as dictated by the needs of the business.


Off-Balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements.


Critical Accounting Policies
----------------------------

Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarrized in the Notes to Interim Consolidated Financial Statements, which are included herein.


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

It is the responsibility of the Chief Executive Officer and the Chief Financial Officer to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.
The Company's disclosure controls and procedures include controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in its reports that it submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As of June 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion and that such disclosure controls and procedures were effective. During the three months ended June 30, 2005, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.




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

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

10.3 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.4 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

*10.5 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A.

*10.6 Promissory Note dated March 31, 2005 from The American Education Corporation in favor of UMB Bank, N.A.

*10.7       Employment Agreement with Jeffrey E. Butler dated
            December 5, 1998

*10.8       Employment Agreement with Thomas A. Shively dated
            December 5, 1998

*10.9       Employment Agreement with Neil R. Johnson dated December 5,
            1998

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

                                    The American Education Corporation



                                    /s/ Jeffrey E. Butler
                                    ---------------------
                                    Jeffrey E. Butler,
                                    Chief Executive Officer
                                    Chairman of the Board
                                    Treasurer



                                    /s/ Neil R. Johnson
                                    -------------------
                                    Chief Financial Officer
                                    Chief Accounting Officer


Date: August 15, 2005


                              Exhibit 10.5

               PROMISSORY NOTE DATED MARCH 31, 2004 FROM
             THE AMERICAN EDUCATION CORPORATION IN FAVOR OF
                           UMB BANK, N.A.


                                  UMB
                                  ---
                                B A N K
                                      MEMBER FDIC
                            PROMISSORY NOTE
------------------------------------------------------------------------------
Principal   Loan Date   Maturity  Loan No. Call/Coll  Account Officer Initials
------------------------------------------------------------------------------
$471,761.06 03-31-2004 11-30-2005  0006    4A0 / 9205 0017232 ASH02
------------------------------------------------------------------------------

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.
Any item above containing "***" has been omitted due to text length limitations.
------------------------------------------------------------------------------


                                             UMB BANK, n.a.
Borrower:  THE AMERICAN EDUCATION   Lender:  DOWNTOWN OKLAHOMA CITY
            CORPORATION                       BANKING CENTER
           7506 N. BROADWAY, STE 505         204 NORTH ROBINSON
           OKLAHOMA CITY, OK  73116          OKLAHOMA CITY, OK 73116
------------------------------------------------------------------------------
Principal Amount: $471,761.06  Initial Rate: 6.000%  Date of Note: March 31,
                                                                   2004
PROMISE TO PAY. THE AMERICAN EDUCATION CORPORATION ("Borrower") promises to pay to UMB BANK, n.a. ("Lender"), or order, in lawful money of the United States of America, the principal amount of Four Hundred Seventy-one Thousand Seven Hundred Sixty-one & 06/100 Dollars ($471,761.06), together with interest on the unpaid principal balance from March 31, 2004, until paid in full.

PAYMENT. Subject to any payment changes resulting from changes in the Index, Borrower will pay this loan in 19 principal payments of $24,000.00 each and one final principal and interest payment of $15,839.87. Borrower's first principal payment is due April 30, 2004, and all subsequent principal payments are due on the last day of each month after that. In Addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 30, 2004, with all subsequent interest payments to be due on the last day of each month after that. Borrower's final payment due November 30, 2005, will be for all principal and all accrued interest not yet paid. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; than to principal; then to any late charges: and then to any unpaid collection costs. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the UMB Bank, N.A. Prime Rate as the Index Rate. (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. The interest rate change will not occur more often than each day. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.000% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 2.000 percentage points over the Index, resulting in an initial rate of 6.000% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due and may result in Borrower's making fewer payments. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: UMB BANK, n.a.; DOWNTOWN OKLAHOMA CITY BANKING CENTER;
204 NORTH ROBINSON; OKLAHOMA CITY, OK 73116.

LATE CHARGE. If a payment is 30 days or more late, Borrower will be charged 10.000% of the regularly scheduled payment or 550.00, whichever is less.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, the total sum due under this Note will bear interest from the date of acceleration or maturity at the variable interest rate on this Note. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

Payment Default. Borrower fails to make any payment when due under this Note.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Creditor or Forfeiture Proceedings. Commencement of foreclosure, or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the indebtedness or any guarantor, endorser, surety, or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by this Note.

Change In Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this Note is impaired.

Insecurity. Lender in good faith believes itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES; EXPENSES. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including without limitation all attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Oklahoma. This Note has been accepted by Lender in the State of Oklahoma.

CHOICE OF VENUE. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Oklahoma


                            PROMISSORY NOTE
Loan No: 0006                 (Continued)                         Page 2

County, State of Oklahoma.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $25.00 if Borrower makes a payment on Borrower's loan and the check or other payment order including any preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

COLLATERAL. Borrower acknowledges this Note is secured by all Accounts Receivable and Inventory, Equipment, Furniture and Fixtures as further described in Security Agreements dated 12-23-99. All stock certificates, bond receipts, confirmations and other similar documents as further described in Security Agreements dated 12-23-99, All Accounts Receivable, Inventory and Equipment as further described in Security Agreement dated March 31, 2004.

ADDITIONAL TERMS. Each and every advance made under this Note shall be at Lender's sole discretion. Lender having made no commitment to make any such advances.

Borrower shall not a) voluntarily transfer any assets into trust or, b} if already owned in trust, shall not voluntarily transfer title to such trust assets to any other person or entity, without giving Lender at least 30 days prior written notice thereof.

ADDITIONAL TERMS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER(S) AND US (LENDER) FROM MISUNDERSTANDING OR DISAPPOINTMENT. ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, persona! representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.

BORROWER:


THE AMERICAN EDUCATION CORPORATION



By:  /s/ Neil R. Johnson                By:
    -------------------------------     --------------------------------
    Authorized Signer for               Authorized Signer for
     THE AMERICAN EDUCATION              THE AMERICAN EDUCATION
     CORPORATION     NEIL R. JOHNSON     CORPORATION
==========================================================================


                              Exhibit 10.6

               PROMISSORY NOTE DATED MARCH 31, 2005 FROM
             THE AMERICAN EDUCATION CORPORATION IN FAVOR OF
                           UMB BANK, N.A.


                                  UMB
                                  ---
                                B A N K
                                   MEMBER FDIC
                            PROMISSORY NOTE
------------------------------------------------------------------------------
Principal   Loan Date   Maturity  Loan No. Call/Coll  Account Officer Initials
------------------------------------------------------------------------------
$450,000.00 03-31-2005 03-31-2006  0001    4A0/9205   0017232  MXW2
------------------------------------------------------------------------------

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.
Any item above containing "***" has been omitted due to text length limitations.
------------------------------------------------------------------------------


                                             UMB BANK, n.a.
Borrower:  THE AMERICAN EDUCATION   Lender:  DOWNTOWN OKLAHOMA CITY
            CORPORATION                       BANKING CENTER
           7506 N. BROADWAY, STE 505         204 NORTH ROBINSON
           OKLAHOMA CITY, OK  73116          OKLAHOMA CITY, OK 73116
                                             (405) 239-5800
------------------------------------------------------------------------------
Principal Amount: $450,000.00  Initial Rate 7.750%  Date of Note: March 31,
                                                                   2005

PROMISE TO PAY. THE AMERICAN EDUCATION CORPORATION ("Borrower") promises to pay to UMB BANK, n.a. ("Lender"), or order, in lawful money of the United States of America, the principal amount of Four Hundred Fifty Thousand & 00/100 Dollars ($450,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on March 31, 2006. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 30, 2005, with all subsequent interest payments to be due on the last day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the UMB Bank, N.A. Prime Rate as the Index Rate. (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. The Interest rate change will not occur more often than each day. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.000% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 2.500 percentage points over the Index, resulting in an initial rate of 6.500% per annum.
NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the data of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: UMB BANK, n.a.; DOWNTOWN OKLAHOMA CITY BANKING CENTER; 204 NORTH ROBINSON; OKLAHOMA CITY, OK 73116.

LATE CHARGE. If a payment is 30 days or more late, Borrower will be charged 10.000% of the regularly scheduled payment or $50.00, whichever is less.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, the total sum due under this Note will bear interest from the date of acceleration or maturity at the variable interest rate on this Note. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

Payment Default. Borrower fails to
make any payment when due under this Note.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the indebtedness or any guarantor, endorser, surety, or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by this Note.

Change In Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this Note is impaired.

Insecurity. Lender in good faith believes itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES; EXPENSES. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including without limitation all attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Oklahoma. This Note has been accepted by Lender in the State of Oklahoma.

CHOICE OF VENUE. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Oklahoma.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $25.00 if Borrower makes a payment on Borrower's loan and the check or other payment order including any preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

COLLATERAL. Borrower acknowledges this Note is secured by all Accounts Receivable and Inventory, Equipment, Furniture and Fixtures as further described in Security Agreements dated 12-23-99. All stock certificates, bonds, receipts, confirmations and other similar documents as described in Security Agreements dated 12-23-99 & 3-31-05. All Accounts Receivable, Inventory and Equipment as further described in Security Agreement dated March 31, 2004.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. Borrower agrees to be liable for all sums either: (A) advanced in accordance with the instructions of an authorized person or (B) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (A) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (B) Borrower or any guarantor ceases doing business or is insolvent; (C) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (D) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (E) Lender in good faith believes itself insecure.

ADDITIONAL TERMS. Each and every advance made under this Note shall be at Lender's sole discretion, Lender having made no commitment to make any such advances.

Borrower shall not a) voluntarily transfer any assets into trust or, b) if already owned in trust, shall not voluntarily transfer title to such trust assets to any other person or entity, without giving Lender at least 30 days prior written notice thereof.

ADDITIONAL TERMS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER(S) AND US (LENDER) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.
BORROWER:

THE AMERICAN EDUCATION CORPORATION



By:  /s/ Neil R. Johnson                By:
    -------------------------------     --------------------------------
    Authorized Signer for               Authorized Signer for
     THE AMERICAN EDUCATION              THE AMERICAN EDUCATION
     CORPORATION     NEIL R. JOHNSON     CORPORATION
==========================================================================



                              Exhibit 10.7

                       EMPLOYMENT AGREEMENT WITH
                JEFFREY E. BUTLER DATED DECEMBER 5, 1998


                   EXECUTIVE EMPLOYMENT AGREEMENT
                   ------------------------------


     This EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), dated effective as of the 5th day of December, 1998 (the "Effective Date"), is entered into by and between The American Education Corporation (the "Corporation"), a Colorado corporation, and Jeffrey E. Butler, Sr. (the "Employee").

                        WITNESSETH:

     WHEREAS, the Employee is currently employed as an at-will employee by the Corporation;

     WHEREAS, the Corporation desires to continue the employment of the Employee upon the terms and conditions herein set forth; and

     WHEREAS, the Employee desires to continue to be so employed upon such terms and conditions:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:


     1.   Employment and Responsibilities.
          -------------------------------

     1.1 The Corporation shall employ the Employee, and the Employee shall serve, as Chief Executive Officer and President of the Corporation on the terms set forth herein. In such capacity, the Employee shall have overall responsibility for management of the Corporation's affairs. The Employee shall report to the Board of Directors of the Corporation and shall perform such duties as the Board of Directors may direct and as are commensurate with his position as Chief Executive Officer and President, provided that the Employee shall not be required to perform any duty which would constitute Cause within the meaning of Section 2.3(b) hereof, and further provided that the Employee's duties shall at all times be consistent with the Bylaws and Articles of Incorporation, as the same may be amended from time to time, of the Corporation and the policies established from time to time by the Corporation.

     1.2 The Employee shall devote all of his business time to the business and affairs of the Corporation and to the promotion of its interests. Notwithstanding the foregoing, the Employee may engage in other activities if such activities do not materially interfere with the Employee's performance of his duties and obligations hereunder, and may make and manage his personal investments, provided that such activities and investments are not prohibited hereby and do not violate the terms hereof. The Corporation shall provide the Employee with adequate office facilities and staff commensurate with his position to enable him to perform his duties hereunder.

     2.   Term of Employment.
          ------------------

     2.1 The term of the Employee's employment hereunder shall be two (2) years, commencing on the Effective Date and ending on December 5, 2000 (the "Termination Date"); provided, however, that the Termination Date shall automatically be extended for additional one-year renewal periods unless more than three hundred sixty
(360) days prior to the Termination Date (as it may be extended from time to time), either party gives written notice that such term shall not thereafter be so extended. If any such notice is given, then the term hereof shall not be automatically extended upon the future occurrence of any one-year anniversary date hereof.

     2.2 Notwithstanding the provisions of Section 2.1 hereof, the Corporation shall have the right, on written notice to the Employee, to terminate the Employee's employment for Cause, as defined in Section 2.3 below, such termination to be effective as of the date on which notice is given or as of such later date otherwise specified in the notice. If the Corporation terminates the Employee's employment other than (i) for Cause or (ii) due to the Employee's death ("Death") or illness or incapacity as defined in Section 4.1 ("Disability"), then the Corporation shall be deemed to have terminated the Employee's employment "Without Cause". In such event, the Corporation shall pay to the Employee a lump sum severance benefit in an amount equal to the Employee's salary for the preceding twelve full calendar months. In addition, to the extent permitted by applicable law, the Employee will be entitled to receive, for twelve (12) full calendar months following the effective date of the Employee's termination Without Cause, all Executive Benefits, as defined in Section 3.2 and 3.3 below, which the Employee was receiving or entitled to receive as of such termination Without Cause. Further, all outstanding options to purchase Common Stock of the Corporation which shall have been granted to the Employee shall immediately become exercisable (if not already exercisable in full) and shall continue in full force and effect.

     Without limiting Section 2.5, the Employee shall not be entitled to any severance benefits or other benefits in the event that the Employee terminates this Agreement without cause. Nothing in this Agreement shall be construed to require that the Corporation pay the Employee more than twelve (12) months salary severance or provide the Employee with Executive Benefits for more than twelve (12) months after the Employee is no longer employed by the Corporation.

     2.3 For purposes of this Agreement, the term "Cause" shall mean any of the following by the Employee: (a) failure to comply with any of the material terms of this Agreement, which failure is curable and is not cured by the Employee within thirty (30) days after the Employee has received written notice of such failure from the Corporation; (b) intentional refusal to perform his duties, responsibilities or obligations under this Agreement, which refusal continues for not less than thirty (30) days after the Employee has received written notice thereof from the Corporation; or (c) the Employee's conviction of a felony involving moral turpitude or which is otherwise materially injurious to the business or reputation of the Corporation.

     2.4 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement upon the willful and material breach of this Agreement by the Corporation or upon a material change by the Corporation without the consent of the Employee in the Employee's functions, duties or responsibilities which would cause the Employee's position with the Corporation to become of materially less dignity, responsibility, importance or scope. In such event, the Employee shall be treated as if he had been terminated by the Corporation Without Cause, and he shall be entitled to the severance amount and benefits described in Section
2.2 and, upon a Change in Control, the put described in Section
3.6.

     2.5 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement at any time without cause upon thirty (30) days prior written notice to the Corporation.
From the date of termination, the Employee shall have no further rights to any compensation or benefits under this Agreement (including but not limited to the severance payments or other benefits described in Section 2.2 or the put described in Section 3.6). Upon receiving such notice of termination from the Employee, the Corporation shall have the right to terminate the employment of the Employee at any time prior to the expiration of the thirty-day notice period, in which event the Employee shall have no rights to any further compensation or benefits under this Agreement from and after the date of termination.

     3.   Compensation
          ------------

     3.1 The Corporation shall pay to the Employee for his services hereunder a salary at the rate of $95,086 per annum, payable in equal installments (subject to withholding) in accordance with the Corporation's regular payroll schedule. Such salary as in effect from time to time may be increased as determined by the Board of Directors in its sole discretion. The salary payable to the Employee any time hereunder shall not be decreased. The Corporation may also pay to the Employee a cash bonus from time to time as and when appropriate.

     3.2 The Employee shall be entitled to participate in, and receive benefits from, any insurance, medical, dental, health and accident, hospitalization, disability, or other employee benefit plan of the Corporation which may be in effect at any time during the course of his employment by the Corporation and which is generally available to executives of the Corporation (these benefits, along with the benefits in Section 3.3, being referred to as the Employee's "Executive Benefits").

     3.3 The Employee shall be entitled to participate in any stock purchase, pension, Section 401(k) plan (to the extent permitted by applicable law), profit sharing, defined contribution, deferred compensation, stock bonus, stock option, cash bonus or other incentive compensation plan or plans (i) which may be in effect from time to time during the course of his employment by the Corporation and which are generally available to executives of the Corporation or (ii) as the Board of Directors determines. In addition, the Corporation shall provide an automobile or an automobile allowance to the Employee upon such terms as determined by the Board of Directors, and shall bear the cost of an annual medical physical examination for the Employee each calendar year.

     3.4 The Corporation shall reimburse the Employee for all reasonable and necessary business expenses incurred by him on behalf of the Corporation in the course of his duties hereunder upon the presentation by the Employee of appropriate documentation substantiating the amount of and purpose for which such expenses were incurred.

     3.5 The Employee shall be entitled to two (2) weeks paid vacation in each calendar year, which vacation shall be taken at times consistent with the performance by the Employee of his obligations hereunder. Any vacation time not fully used by the Employee in any one (1) calendar year may be carried over for one
(1) additional calendar year. If any such vacation time is carried over to a subsequent calendar year, then any vacation time taken in the subsequent calendar year shall be applied first against the carryover vacation time from the prior calendar year.

     3.6 (a) This Section 3.6 shall remain in effect so long as the Employee remains employed hereunder by the Corporation and for one year subsequent to the Employee's termination Without Cause, but shall not be operative unless and until there has been a Change in Control, as defined in Section 6.4 hereof. Upon such a Change in Control, this Section 3.6 shall become operative immediately.

          (b) If a Change in Control (as defined in Section 6.4) occurs (i) while the Employee is employed by the Corporation hereunder, or (ii) subsequent to the termination of the Employee's employment hereunder by the Corporation Without Cause and prior to the first anniversary of such termination, the Employee may, in his sole discretion, within twelve (12) months after the date of the Change in Control, give notice to the Corporation that he intends to elect to exercise his rights under this Section 3.6, which notice shall specify the number of shares of the Corporation's common stock, par value $0.025 per share (the "Stock"), that the Employee is electing to have the Corporation purchase pursuant to
Section 3.6(c), which number of shares of Stock shall in no event exceed 50% of the shares of Stock beneficially owned by the Employee (the "Notice of Intention"). Within thirty (30) days after the Corporation's receipt of the Notice of Intention, the Corporation shall provide written notice to the Employee setting forth the Corporation's computation of the amount of the per share Stock purchase price that would be payable pursuant to subsection (c) of this Section 3.6, accompanied by the written opinion of the Corporation's independent certified public accountants confirming the Corporation's computation. If the Employee takes exception to the Corporation's computation of such amount, the Employee may (but shall not be prejudiced in his right to later contest the amount actually paid by failing to do so) give a further written notice to the Corporation setting forth in reasonable detail the Employee's exceptions to the Corporation's computation, accompanied by the written opinion of the Employee's tax advisor confirming the basis for such exceptions. Exercise by the Employee of his rights pursuant to this Section 3.6 shall only be made by giving further notice thereof to the Corporation (the "Notice of Exercise") within six (6) months from the date of the Notice of Intention.

          (c) If the Employee gives the Notice of Exercise described in Section 3.6(b) to the Corporation, the Corporation shall purchase from the Employee the number of shares of Stock indicated in the Notice of Intention, provided that in no event shall the Corporation be required to purchase more than fifty percent (50%) of the shares of Stock beneficially owned by the Employee (which amount shall be appropriately adjusted in the event of a reclassification, recapitalization, split-up, combination, exchange of shares, stock dividend, etc.), at a per share price determined under Exhibit "A" hereto. The Corporation shall, within five (5) business days after the date of the Notice of Exercise, deliver to the Employee a certified or cashier's check in the amount payable pursuant to this Section 3.6(c) in exchange for the number of shares of Stock indicated in the Notice of Intention (duly endorsed for transfer to the Corporation).

          (d) Without limiting Section 2.5, the Employee shall not be entitled to the put right described in this Section 3.6 in the event that the Employee terminates this Agreement without cause.

     4.   Disability or Death.
          -------------------

     4.1 Notwithstanding Section 2.1, if, during the period of employment hereunder, because of illness or other physical or mental incapacity, the Employee shall fail for a period of one hundred twenty (120) consecutive days to render the services required hereunder, then the Corporation, at its option, may terminate this Agreement by notice from the Corporation to the Employee, effective on the giving of such notice. In the event of such termination, the Corporation shall continue to pay to the Employee his then current salary for a period of one hundred eighty
(180) days after such termination. In the event that the Employee's disability prevents his return to full-time employment, the Corporation shall pay to the Employee, following the 180 days, seventy-five percent (75%) of his current salary (at the date of his disability) for the following twelve (12) months, fifty percent (50%) of his current salary (at the date of his disability) for the ensuing twelve months, and twenty-five percent (25%) of his current salary (at the date of his disablity)for a final twelve month period, and, to the extent permitted by the applicable benefit arrangement or plan, shall permit the Employee to retain for such period the benefit arrangements, and to continue to participate for such period in the benefit plans referred to in Section 3 hereof in which he is participating at the time of such termination.
However, the Corporation shall not have the right to terminate the employment of the Employee hereunder if, at the time the Corporation gives notice of termination to the Employee, the Employee has then again begun to render services for the Corporation as required hereunder.

     4.2 Notwithstanding Section 2.1, in the event of the Death of the Employee during the term hereof, his employment hereunder shall terminate on the date of Death, however, in the event the Employee dies while on Corporation business or during business related travel, the Corporation shall pay to his surviving spouse his then current salary and medical benefits for a period of twelve (12) months following the death of the Employee.

     5.   Other Activities During Employment.
          ----------------------------------

     5.1 During the term of his employment by the Corporation, neither the Employee nor any entity in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender of money or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities of any company having a class of securities which is publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     5.2 The Employee shall not at any time during the term of this Agreement or after the termination hereof directly or indirectly divulge, furnish, use, publish or make accessible to any person or entity any Confidential Information (as hereinafter defined). Any Confidential Information prepared by the Employee or which come into the Employee's possession during this Agreement are and remain the property of the Corporation and, upon termination of the Employee's employment, all such records and copies thereof shall be either left with or returned to the Corporation.

     5.3 The term "Confidential Information" shall mean information disclosed to the Employee or known, learned, created or observed by him as a consequence of or through his employment by the Corporation, not generally known in the relevant trade or industry, about the Corporation's business activities, products, customers, suppliers, services and procedures, including, but not limited to, information concerning costs, product performance, customer requirements, advertising, sales promotion, publicity, sales data, research, finances, accounting, methods, procedures, trade secrets, business plans, client, supplier or distributor lists and records, potential client, supplier or distributor lists, and client, supplier or distributor billings. Notwithstanding the foregoing, "Confidential Information" shall not include information publicly disclosed by the Corporation or known by the Employee prior to the inception of the Corporation.

     6.   Post-Employment Activities.
          --------------------------

     6.1 For a period of one (1) year after termination of his employment by the Corporation, except (i) a termination subsequent to a Change in Control of the Corporation, as defined herein,
(ii) a termination by the Employee under Section 2.4 above, or
(iii) a termination by the Corporation Without Cause, neither the Employee, nor any entity or business in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities which are publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     6.2 The Employee acknowledges that he has been employed for his special talents and that his leaving the employ of the Corporation would seriously and adversely affect the business of the Corporation. In addition to all remedies permitted by law or in equity and without limiting any injunctive or other relief to which the Corporation may be entitled in respect of any obligation of the Employee, the Corporation shall be entitled to injunctive relief to enforce the provisions of Sections 5 and 6 hereof; provided, that the Corporation shall not be entitled to injunctive relief with respect to Section 6.1 hereof if at the time such relief is sought the Corporation is failing to make payments to the Employee which it is required to make pursuant to the terms hereof.

     6.3 The Employee will not, during the period of one (1) year after termination of his employment by the Corporation, except
(i) a termination subsequent to a Change in Control, as defined below, (ii) a termination by the Employee under Section 2.4 above, or (iii) a termination by the Corporation Without Cause, either in the Employee's individual capacity or as agent for another, hire or offer to hire or entice away any person who has been an officer, employee, or agent of the Corporation at any time during the immediately preceding year or in any other manner persuade or attempt to persuade any of such persons to discontinue their relationship with the Corporation nor divert or attempt to divert from the Corporation any business whatsoever by influencing or attempting to influence any customer, supplier or distributor of the Corporation to diminish or discontinue his or its business with the Corporation.

     6.4 For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if (i) there shall be consummated
(a) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's capital stock are converted into cash, securities or other property (other than a merger in which the holders of the Corporation's capital stock immediately prior to the merger have the same proportionate ownership of capital stock of the surviving corporation immediately after the merger), or (b) any sale, lease, exchange or other transfer (whether in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation, or (ii) any person (as such term is defined in Section 13(d) and Section 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than John D. Garber or his affiliates, shall become the beneficial owner (within the meaning of Regulation 13D under the Exchange Act) of more than twenty-five (25%) of the Corporation's then outstanding capital stock, or (iii) a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act.

     7. Assignment. This Agreement shall not be assignable by the Corporation except (i) to a corporation or other entity controlling, controlled by or under common control with the Corporation, or (ii) to a successor to all or substantially all of the business of the Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation, its permitted successors and permitted assigns, and upon the Employee and his heirs, executors, administrators and legal representatives. This Agreement shall not be assignable by the Employee.

     8. Notices. All notices under this Agreement shall be in writing and shall be deemed to have been given at the time when mailed by registered or certified mail, addressed to the address below of the party to which notice is given, or to such changed address as such party may have fixed by notice:

     To the Corporation:     The American Education Corporation
     ------------------      7506 North Broadway
                             Oklahoma City, Oklahoma 73116

     To the Employee:        Jeffrey E. Butler, Sr.
     ---------------         4217 Old Farm Road
                             Oklahoma City, Oklahoma 73120

     9. Entire Agreement. This Agreement contains and constitutes the entire agreement between the parties herein and supersedes all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

     10. Applicable Law. This Agreement shall be construed, enforced and governed in accordance with the laws of the State of Oklahoma.

     11. Invalidity. If any provision contained in this Agreement shall for any reason be held to be invalid, illegal, void or unenforceable in any respect, such provision shall be deemed modified so as to constitute a provision conforming as nearly as possible to such invalid, illegal, void or unenforceable provision while still remaining valid and enforceable, and the remaining terms or provisions contained herein shall not be affected thereby.

     12. Dispute Resolution. Except with respect to the rights of the Corporation to obtain equitable relief under Sections 5 and 6 hereof, any dispute arising in any way out of this Agreement and which cannot be resolved by good faith negotiations between the parties within thirty (30) days after either party shall have notified the other party in writing of his or its desire to arbitrate the dispute shall be submitted to and settled through binding arbitration in accordance with the rules of the American Arbitration Association as from time to time in effect. The arbitration proceedings shall be conducted by a sole arbitrator who shall be an attorney with not less than ten (10) years experience in commercial law. All disputes or claims of the parties subject to arbitration shall be consolidated into a single arbitration proceeding. The arbitration proceedings shall be conducted in Oklahoma City, Oklahoma. The award or determination of the arbitrator shall be final and binding upon all parties and shall be subject to enforcement in any court of competent jurisdiction. The arbitrator shall have the authority to award costs and expenses of arbitration to either party as the arbitrator sees fit.

     13. Approvals and Consents Must Be in Writing. Whenever this Agreement calls for the consent, vote, or approval of any person, such consent, vote, or approval shall be effective only if it is in writing and signed by or on behalf of the party who is granting such consent, vote, or approval unless the circumstances clearly indicate that a writing is not required to evidence such consent, vote, or approval.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 5th day of December, 1998.


CORPORATION:                  THE AMERICAN EDUCATION CORPORATION


                              /s/ Thomas A. Shively
                              ----------------------------------
                              Thomas A. Shively
                              Executive Vice President



EMPLOYEE:                     /s/ Jeffrey E. Butler, Sr.
                              ----------------------------------
                              Jeffrey E. Butler, Sr.





                         EXHIBIT "A"

The per share price for purposes of Section 3.6(c) shall be the greater of (i) the price per share paid that caused the Change of Control or (ii) the average closing price for the 90 consecutive trading days preceding the date of the Notice of Intention .



                              Exhibit 10.8

                       EMPLOYMENT AGREEMENT WITH
                THOMAS A. SHIVELY DATED DECEMBER 5, 1998


                   EXECUTIVE EMPLOYMENT AGREEMENT
                   ------------------------------


     This EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), dated effective as of the 5th day of December, 1998 (the "Effective Date"), is entered into by and between The American Education Corporation (the "Corporation"), a Colorado corporation, and Thomas
A. Shively (the "Employee").

                         WITNESSETH:

     WHEREAS, the Employee is currently employed as an at-will employee by the Corporation;

     WHEREAS, the Corporation desires to continue the employment of the Employee upon the terms and conditions herein set forth; and

     WHEREAS, the Employee desires to continue to be so employed upon such terms and conditions:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:


     1.   Employment and Responsibilities.
          -------------------------------

     1.1 The Corporation shall employ the Employee, and the Employee shall serve, as Executive Vice President and Chief Operating Officer of the Corporation on the terms set forth herein. In such capacity, the Employee shall have responsibility for management of the Corporation's operations, including product development. The Employee shall report to the President of the Corporation and shall perform such duties as the President may direct and as are commensurate with his position as Executive Vice President and Chief Operating Officer provided that the Employee shall not be required to perform any duty which would constitute Cause within the meaning of Section 2.3(b) hereof, and further provided that the Employee's duties shall at all times be consistent with the Bylaws and Articles of Incorporation, as the same may be amended from time to time, of the Corporation and the policies established from time to time by the Corporation.

     1.2 The Employee shall devote all of his business time to the business and affairs of the Corporation and to the promotion of its interests. Notwithstanding the foregoing, the Employee may engage in other activities if such activities do not materially interfere with the Employee's performance of his duties and obligations hereunder, and may make and manage his personal investments, provided that such activities and investments are not prohibited hereby and do not violate the terms hereof. The Corporation shall provide the Employee with adequate office facilities and staff commensurate with his position to enable him to perform his duties hereunder.

     2.   Term of Employment.
          ------------------

     2.1 The term of the Employee's employment hereunder shall be two (2) years, commencing on the Effective Date and ending on December 5, 2000 (the "Termination Date"); provided, however, that the Termination Date shall automatically be extended for additional one-year renewal periods unless more than one hundred eighty (180) days prior to the Termination Date (as it may be extended from time to time), either party gives written notice that such term shall not thereafter be so extended. If any such notice is given, then the term hereof shall not be automatically extended upon the future occurrence of any one-year anniversary date hereof.

     2.2 Notwithstanding the provisions of Section 2.1 hereof, the Corporation shall have the right, on written notice to the Employee, to terminate the Employee's employment for Cause, as defined in Section 2.3 below, such termination to be effective as of the date on which notice is given or as of such later date otherwise specified in the notice. If the Corporation terminates the Employee's employment other than (i) for Cause or (ii) due to the Employee's death ("Death") or illness or incapacity as defined in Section 4.1 ("Disability"), then the Corporation shall be deemed to have terminated the Employee's employment "Without Cause". In such event, the Corporation shall pay to the Employee a lump sum severance benefit in an amount equal to fifty percent (50%) of the Employee's salary for the preceding twelve full calendar months.
In addition, to the extent permitted by applicable law, the Employee will be entitled to receive, for six (6) full calendar months following the effective date of the Employee's termination Without Cause, all Executive Benefits, as defined in Sections 3.2 and 3.3 below, which the Employee was receiving or entitled to receive as of such termination Without Cause. Further, all outstanding options to purchase Common Stock of the Corporation which shall have been granted to the Employee shall immediately become exercisable (if not already exercisable in full) and shall continue in full force and effect.

     Without limiting Section 2.5, the Employee shall not be entitled to any severance benefits or other benefits in the event that the Employee terminates this Agreement without cause. Nothing in this Agreement shall be construed to require that the Corporation pay the Employee more than fifty percent (50%) of twelve (12) months salary severance or provide the Employee with Executive Benefits for more than six (6) months after the Employee is no longer employed by the Corporation.

     2.3 For purposes of this Agreement, the term "Cause" shall mean any of the following by the Employee: (a) failure to comply with any of the material terms of this Agreement, which failure is curable and is not cured by the Employee within thirty (30) days after the Employee has received written notice of such failure from the Corporation; (b) intentional refusal to perform his duties, responsibilities or obligations under this Agreement, which refusal continues for not less than thirty (30) days after the Employee has received written notice thereof from the Corporation; or (c) the Employee's conviction of a felony involving moral turpitude or which is otherwise materially injurious to the business or reputation of the Corporation.

     2.4 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement upon the willful and material breach of this Agreement by the Corporation or upon a material change by the Corporation without the consent of the Employee in the Employee's functions, duties or responsibilities which would cause the Employee's position with the Corporation to become of materially less dignity, responsibility, importance or scope. In such event, the Employee shall be treated as if he had been terminated by the Corporation Without Cause, and he shall be entitled to the severance amount and benefits described in Section
2.2 and, upon a Change in Control, the put described in Section
3.6.

     2.5 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement at any time without cause upon thirty (30) days prior written notice to the Corporation.
From the date of termination, the Employee shall have no further rights to any compensation or benefits under this Agreement (including but not limited to the severance payments or other benefits described in Section 2.2 or the put described in Section 3.6). Upon receiving such notice of termination from the Employee, the Corporation shall have the right to terminate the employment of the Employee at any time prior to the expiration of the thirty-day notice period, in which event the Employee shall have no rights to any further compensation or benefits under this Agreement from and after the date of termination.

     3.   Compensation
          ------------

     3.1 The Corporation shall pay to the Employee for his services hereunder a salary at the rate of $86,408 per annum, payable in equal installments (subject to withholding) in accordance with the Corporation's regular payroll schedule. Such salary as in effect from time to time may be increased as determined by the Board of Directors in its sole discretion. The salary payable to the Employee any time hereunder shall not be decreased. The Corporation may also pay to the Employee a cash bonus from time to time as and when appropriate.

     3.2 The Employee shall be entitled to participate in, and receive benefits from, any insurance, medical, dental, health and accident, hospitalization, disability, or other employee benefit plan of the Corporation which may be in effect at any time during the course of his employment by the Corporation and which is generally available to executives of the Corporation (these benefits, along with the benefits in Section 3.3, being referred to as the Employee's "Executive Benefits").

     3.3 The Employee shall be entitled to participate in any stock purchase, pension, Section 401(k) plan (to the extent permitted by applicable law), profit sharing, defined contribution, deferred compensation, stock bonus, stock option, cash bonus or other incentive compensation plan or plans (i) which may be in effect from time to time during the course of his employment by the Corporation and which are generally available to executives of the Corporation or (ii) as the Board of Directors determines. In addition, the Corporation shall provide an automobile or an automobile allowance to the Employee upon such terms as determined by the Board of Directors, and shall bear the cost of an annual medical physical examination for the Employee each calendar year.

     3.4 The Corporation shall reimburse the Employee for all reasonable and necessary business expenses incurred by him on behalf of the Corporation in the course of his duties hereunder upon the presentation by the Employee of appropriate documentation substantiating the amount of and purpose for which such expenses were incurred.

     3.5 The Employee shall be entitled to two (2) weeks paid vacation in each calendar year, which vacation shall be taken at times consistent with the performance by the Employee of his obligations hereunder. Any vacation time not fully used by the Employee in any one (1) calendar year may be carried over for one
(1) additional calendar year. If any such vacation time is carried over to a subsequent calendar year, then any vacation time taken in the subsequent calendar year shall be applied first against the carryover vacation time from the prior calendar year.

     3.6 (a) This Section 3.6 shall remain in effect so long as the Employee remains employed hereunder by the Corporation and for one year subsequent to the Employee's termination Without Cause, but shall not be operative unless and until there has been a Change in Control, as defined in Section 6.4 hereof. Upon such a Change in Control, this Section 3.6 shall become operative immediately.

          (b) If a Change in Control (as defined in Section 6.4) occurs (i) while the Employee is employed by the Corporation hereunder, or (ii) subsequent to the termination of the Employee's employment hereunder by the Corporation Without Cause and prior to the first anniversary of such termination, the Employee may, in his sole discretion, within twelve (12) months after the date of the Change in Control, give notice to the Corporation that he intends to elect to exercise his rights under this Section 3.6, which notice shall specify the number of shares of the Corporation's common stock, par value $0.025 per share (the "Stock"), that the Employee is electing to have the Corporation purchase pursuant to
Section 3.6(c), which number of shares of Stock shall in no event exceed 50% of the shares of Stock beneficially owned by the Employee (the "Notice of Intention"). Within thirty (30) days after the Corporation's receipt of the Notice of Intention, the Corporation shall provide written notice to the Employee setting forth the Corporation's computation of the amount of the per share Stock purchase price that would be payable pursuant to subsection (c) of this Section 3.6, accompanied by the written opinion of the Corporation's independent certified public accountants confirming the Corporation's computation. If the Employee takes exception to the Corporation's computation of such amount, the Employee may (but shall not be prejudiced in his right to later contest the amount actually paid by failing to do so) give a further written notice to the Corporation setting forth in reasonable detail the Employee's exceptions to the Corporation's computation, accompanied by the written opinion of the Employee's tax advisor confirming the basis for such exceptions. Exercise by the Employee of his rights pursuant to this Section 3.6 shall only be made by giving further notice thereof to the Corporation (the "Notice of Exercise") within six (6) months from the date of the Notice of Intention.

          (c) If the Employee gives the Notice of Exercise described in Section 3.6(b) to the Corporation, the Corporation shall purchase from the Employee the number of shares of Stock indicated in the Notice of Intention, provided that in no event shall the Corporation be required to purchase more than fifty percent (50%) of the shares of Stock beneficially owned by the Employee (which amount shall be appropriately adjusted in the event of a reclassification, recapitalization, split-up, combination, exchange of shares, stock dividend, etc.), at a per share price determined under Exhibit "A" hereto. The Corporation shall, within five (5) business days after the date of the Notice of Exercise, deliver to the Employee a certified or cashier's check in the amount payable pursuant to this Section 3.6(c) in exchange for the number of shares of Stock indicated in the Notice of Intention (duly endorsed for transfer to the Corporation).

          (d) Without limiting Section 2.5, the Employee shall not be entitled to the put right described in this Section 3.6 in the event that the Employee terminates this Agreement without cause.

     4.   Disability or Death.
          -------------------

     4.1 Notwithstanding Section 2.1, if, during the period of employment hereunder, because of illness or other physical or mental incapacity, the Employee shall fail for a period of one hundred twenty (120) consecutive days to render the services required hereunder, then the Corporation, at its option, may terminate this Agreement by notice from the Corporation to the Employee, effective on the giving of such notice. In the event of such termination, the Corporation shall continue to pay to the Employee his then current salary for a period of one hundred eighty
(180) days after such termination. In the event that the Employee's disability prevents his return to full-time employment, the Corporation shall pay to the Employee, following the 180 days, seventy-five percent (75%) of his current salary (at the date of his disability) for the following twelve (12) months, fifty percent (50%) of his current salary (at the date of his disability) for the ensuing twelve months, and twenty-five percent (25%) of his current salary (at the date of his disablity)for a final twelve month period, and, to the extent permitted by the applicable benefit arrangement or plan, shall permit the Employee to retain for such period the benefit arrangements, and to continue to participate for such period in the benefit plans referred to in Section 3 hereof in which he is participating at the time of such termination.
However, the Corporation shall not have the right to terminate the employment of the Employee hereunder if, at the time the Corporation gives notice of termination to the Employee, the Employee has then again begun to render services for the Corporation as required hereunder.

     4.2 Notwithstanding Section 2.1, in the event of the Death of the Employee during the term hereof, his employment hereunder shall terminate on the date of Death, however, in the event the Employee dies while on Corporation business or during business related travel, the Corporation shall pay to his surviving spouse his then current salary and medical benefits for a period of twelve (12) months following the death of the Employee.

     5.   Other Activities During Employment.
          ----------------------------------

     5.1 During the term of his employment by the Corporation, neither the Employee nor any entity in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender of money or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities of any company having a class of securities which is publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     5.2 The Employee shall not at any time during the term of this Agreement or after the termination hereof directly or indirectly divulge, furnish, use, publish or make accessible to any person or entity any Confidential Information (as hereinafter defined). Any Confidential Information prepared by the Employee or which come into the Employee's possession during this Agreement are and remain the property of the Corporation and, upon termination of the Employee's employment, all such records and copies thereof shall be either left with or returned to the Corporation.

     5.3 The term "Confidential Information" shall mean information disclosed to the Employee or known, learned, created or observed by him as a consequence of or through his employment by the Corporation, not generally known in the relevant trade or industry, about the Corporation's business activities, products, customers, suppliers, services and procedures, including, but not limited to, information concerning costs, product performance, customer requirements, advertising, sales promotion, publicity, sales data, research, finances, accounting, methods, procedures, trade secrets, business plans, client, supplier or distributor lists and records, potential client, supplier or distributor lists, and client, supplier or distributor billings. Notwithstanding the foregoing, "Confidential Information" shall not include information publicly disclosed by the Corporation or known by the Employee prior to the inception of the Corporation.

     6.   Post-Employment Activities.
          --------------------------

     6.1 For a period of six (6) months after termination of his employment by the Corporation, except (i) a termination subsequent to a Change in Control of the Corporation, as defined herein,
(ii) a termination by the Employee under Section 2.4 above, or
(iii) a termination by the Corporation Without Cause, neither the Employee, nor any entity or business in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities which are publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     6.2 The Employee acknowledges that he has been employed for his special talents and that his leaving the employ of the Corporation would seriously and adversely affect the business of the Corporation. In addition to all remedies permitted by law or in equity and without limiting any injunctive or other relief to which the Corporation may be entitled in respect of any obligation of the Employee, the Corporation shall be entitled to injunctive relief to enforce the provisions of Sections 5 and 6 hereof; provided, that the Corporation shall not be entitled to injunctive relief with respect to Section 6.1 hereof if at the time such relief is sought the Corporation is failing to make payments to the Employee which it is required to make pursuant to the terms hereof.

     6.3 The Employee will not, during the period of six (6) months after termination of his employment by the Corporation, except (i) a termination subsequent to a Change in Control, as defined below, (ii) a termination by the Employee under Section 2.4 above, or (iii) a termination by the Corporation Without Cause, either in the Employee's individual capacity or as agent for another, hire or offer to hire or entice away any person who has been an officer, employee, or agent of the Corporation at any time during the immediately preceding year or in any other manner persuade or attempt to persuade any of such persons to discontinue their relationship with the Corporation nor divert or attempt to divert from the Corporation any business whatsoever by influencing or attempting to influence any customer, supplier or distributor of the Corporation to diminish or discontinue his or its business with the Corporation.

     6.4 For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if (i) there shall be consummated
(a) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's capital stock are converted into cash, securities or other property (other than a merger in which the holders of the Corporation's capital stock immediately prior to the merger have the same proportionate ownership of capital stock of the surviving corporation immediately after the merger), or (b) any sale, lease, exchange or other transfer (whether in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation, or (ii) any person (as such term is defined in Section 13(d) and Section 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than John D. Garber or his affiliates, shall become the beneficial owner (within the meaning of Regulation 13D under the Exchange Act) of more than twenty-five (25%) of the Corporation's then outstanding capital stock, or (iii) a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act.

     7. Assignment. This Agreement shall not be assignable by the Corporation except (i) to a corporation or other entity controlling, controlled by or under common control with the Corporation, or (ii) to a successor to all or substantially all of the business of the Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation, its permitted successors and permitted assigns, and upon the Employee and his heirs, executors, administrators and legal representatives. This Agreement shall not be assignable by the Employee.

     8. Notices. All notices under this Agreement shall be in writing and shall be deemed to have been given at the time when mailed by registered or certified mail, addressed to the address below of the party to which notice is given, or to such changed address as such party may have fixed by notice:

     To the Corporation:     The American Education Corporation
     ------------------      7506 North Broadway
                             Oklahoma City, Oklahoma 73116

     To the Employee:        Thomas A. Shively
                             14431-C N. Pennsylvania
                             Oklahoma City, Oklahoma 73134

     9. Entire Agreement. This Agreement contains and constitutes the entire agreement between the parties herein and supersedes all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

     10. Applicable Law. This Agreement shall be construed, enforced and governed in accordance with the laws of the State of Oklahoma.

     11. Invalidity. If any provision contained in this Agreement shall for any reason be held to be invalid, illegal, void or unenforceable in any respect, such provision shall be deemed modified so as to constitute a provision conforming as nearly as possible to such invalid, illegal, void or unenforceable provision while still remaining valid and enforceable, and the remaining terms or provisions contained herein shall not be affected thereby.

     12. Dispute Resolution. Except with respect to the rights of the Corporation to obtain equitable relief under Sections 5 and 6 hereof, any dispute arising in any way out of this Agreement and which cannot be resolved by good faith negotiations between the parties within thirty (30) days after either party shall have notified the other party in writing of his or its desire to arbitrate the dispute shall be submitted to and settled through binding arbitration in accordance with the rules of the American Arbitration Association as from time to time in effect. The arbitration proceedings shall be conducted by a sole arbitrator who shall be an attorney with not less than ten (10) years experience in commercial law. All disputes or claims of the parties subject to arbitration shall be consolidated into a single arbitration proceeding. The arbitration proceedings shall be conducted in Oklahoma City, Oklahoma. The award or determination of the arbitrator shall be final and binding upon all parties and shall be subject to enforcement in any court of competent jurisdiction. The arbitrator shall have the authority to award costs and expenses of arbitration to either party as the arbitrator sees fit.

     13. Approvals and Consents Must Be in Writing. Whenever this Agreement calls for the consent, vote, or approval of any person, such consent, vote, or approval shall be effective only if it is in writing and signed by or on behalf of the party who is granting such consent, vote, or approval unless the circumstances clearly indicate that a writing is not required to evidence such consent, vote, or approval.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 5th day of December, 1998.


CORPORATION:                  THE AMERICAN EDUCATION CORPORATION


                              /s/ Jeffrey E. Butler
                              ----------------------------------
                              Jeffrey E. Butler, President



EMPLOYEE:                     /s/ Thomas A. Shively
                              ----------------------------
                              Thomas A. Shively

                         EXHIBIT "A"

The per share price for purposes of Section 3.6(c) shall be the greater of (i) the price per share paid that caused the Change of Control or (ii) the average closing price for the 90 consecutive trading days preceding the date of the Notice of Intention .



                              Exhibit 10.9

                       EMPLOYMENT AGREEMENT WITH
                NEIL R. JOHNSON DATED DECEMBER 5, 1998


                   EXECUTIVE EMPLOYMENT AGREEMENT
                   ------------------------------


     This EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), dated effective as of the 5th day of December, 1998 (the "Effective Date"), is entered into by and between The American Education Corporation (the "Corporation"), a Colorado corporation, and Neil
R. Johnson (the "Employee").

                        WITNESSETH:

     WHEREAS, the Employee is currently employed as an at-will employee by the Corporation;

     WHEREAS, the Corporation desires to continue the employment of the Employee upon the terms and conditions herein set forth; and

     WHEREAS, the Employee desires to continue to be so employed upon such terms and conditions:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Employment and Responsibilities.
          -------------------------------

     1.1 The Corporation shall employ the Employee, and the Employee shall serve, as Vice President and Chief Financial Officer of the Corporation on the terms set forth herein. In such capacity, the Employee shall have responsibility for management of the Corporation's financial, accounting and human resources activities. The Employee shall report to the President of the Corporation and shall perform such duties as the President may direct and as are commensurate with his position as Vice President and Chief Financial Officer provided that the Employee shall not be required to perform any duty which would constitute Cause within the meaning of Section 2.3(b) hereof, and further provided that the Employee's duties shall at all times be consistent with the Bylaws and Articles of Incorporation, as the same may be amended from time to time, of the Corporation and the policies established from time to time by the Corporation.

     1.2 The Employee shall devote all of his business time to the business and affairs of the Corporation and to the promotion of its interests. Notwithstanding the foregoing, the Employee may engage in other activities if such activities do not materially interfere with the Employee's performance of his duties and obligations hereunder, and may make and manage his personal investments, provided that such activities and investments are not prohibited hereby and do not violate the terms hereof. The Corporation shall provide the Employee with adequate office facilities and staff commensurate with his position to enable him to perform his duties hereunder.

     2.   Term of Employment.
          ------------------

     2.1 The term of the Employee's employment hereunder shall be two (2) years, commencing on the Effective Date and ending on December 5, 2000 (the "Termination Date"); provided, however, that the Termination Date shall automatically be extended for additional one-year renewal periods unless more than one hundred eighty (180) days prior to the Termination Date (as it may be extended from time to time), either party gives written notice that such term shall not thereafter be so extended. If any such notice is given, then the term hereof shall not be automatically extended upon the future occurrence of any one-year anniversary date hereof.

     2.2 Notwithstanding the provisions of Section 2.1 hereof, the Corporation shall have the right, on written notice to the Employee, to terminate the Employee's employment for Cause, as defined in Section 2.3 below, such termination to be effective as of the date on which notice is given or as of such later date otherwise specified in the notice. If the Corporation terminates the Employee's employment other than (i) for Cause or (ii) due to the Employee's death ("Death") or illness or incapacity as defined in Section 4.1 ("Disability"), then the Corporation shall be deemed to have terminated the Employee's employment "Without Cause". In such event, the Corporation shall pay to the Employee a lump sum severance benefit in an amount equal to fifty percent (50%) of the Employee's salary for the preceding twelve full calendar months.
In addition, to the extent permitted by applicable law, the Employee will be entitled to receive, for six (6) full calendar months following the effective date of the Employee's termination Without Cause, all Executive Benefits, as defined in Sections 3.2 and 3.3 below, which the Employee was receiving or entitled to receive as of such termination Without Cause. Further, all outstanding options to purchase Common Stock of the Corporation which shall have been granted to the Employee shall immediately become exercisable (if not already exercisable in full) and shall continue in full force and effect.

     Without limiting Section 2.5, the Employee shall not be entitled to any severance benefits or other benefits in the event that the Employee terminates this Agreement without cause. Nothing in this Agreement shall be construed to require that the Corporation pay the Employee more than fifty percent (50%) of twelve (12) months salary severance or provide the Employee with Executive Benefits for more than six (6) months after the Employee is no longer employed by the Corporation.

     2.3 For purposes of this Agreement, the term "Cause" shall mean any of the following by the Employee: (a) failure to comply with any of the material terms of this Agreement, which failure is curable and is not cured by the Employee within thirty (30) days after the Employee has received written notice of such failure from the Corporation; (b) intentional refusal to perform his duties, responsibilities or obligations under this Agreement, which refusal continues for not less than thirty (30) days after the Employee has received written notice thereof from the Corporation; or (c) the Employee's conviction of a felony involving moral turpitude or which is otherwise materially injurious to the business or reputation of the Corporation.

     2.4 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement upon the willful and material breach of this Agreement by the Corporation or upon a material change by the Corporation without the consent of the Employee in the Employee's functions, duties or responsibilities which would cause the Employee's position with the Corporation to become of materially less dignity, responsibility, importance or scope. In such event, the Employee shall be treated as if he had been terminated by the Corporation Without Cause, and he shall be entitled to the severance amount and benefits described in Section
2.2 and, upon a Change in Control, the put described in Section
3.6.

     2.5 Notwithstanding the provisions of Section 2.1 hereof, the Employee may terminate this Agreement at any time without cause upon thirty (30) days prior written notice to the Corporation.
From the date of termination, the Employee shall have no further rights to any compensation or benefits under this Agreement (including but not limited to the severance payments or other benefits described in Section 2.2 or the put described in Section 3.6). Upon receiving such notice of termination from the Employee, the Corporation shall have the right to terminate the employment of the Employee at any time prior to the expiration of the thirty-day notice period, in which event the Employee shall have no rights to any further compensation or benefits under this Agreement from and after the date of termination.

     3.   Compensation
          ------------

     3.1 The Corporation shall pay to the Employee for his services hereunder a salary at the rate of $80,000 per annum, payable in equal installments (subject to withholding) in accordance with the Corporation's regular payroll schedule. Such salary as in effect from time to time may be increased as determined by the Board of Directors in its sole discretion. The salary payable to the Employee any time hereunder shall not be decreased. The Corporation may also pay to the Employee a cash bonus from time to time as and when appropriate.

     3.2 The Employee shall be entitled to participate in, and receive benefits from, any insurance, medical, dental, health and accident, hospitalization, disability, or other employee benefit plan of the Corporation which may be in effect at any time during the course of his employment by the Corporation and which is generally available to executives of the Corporation (these benefits, along with the benefits in Section 3.3, being referred to as the Employee's "Executive Benefits").

     3.3 The Employee shall be entitled to participate in any stock purchase, pension, Section 401(k) plan (to the extent permitted by applicable law), profit sharing, defined contribution, deferred compensation, stock bonus, stock option, cash bonus or other incentive compensation plan or plans (i) which may be in effect from time to time during the course of his employment by the Corporation and which are generally available to executives of the
Corporation or (ii) as the Board of Directors determines.   In
addition, the Corporation may provide, in its sole discretion, an automobile or an automobile allowance to the Employee upon such terms as determined by the Board of Directors, and shall bear the cost of an annual medical physical examination for the Employee each calendar year.

     3.4 The Corporation shall reimburse the Employee for all reasonable and necessary business expenses incurred by him on behalf of the Corporation in the course of his duties hereunder upon the presentation by the Employee of appropriate documentation substantiating the amount of and purpose for which such expenses were incurred.

     3.5 The Employee shall be entitled to two (2) weeks paid vacation in each calendar year, which vacation shall be taken at times consistent with the performance by the Employee of his obligations hereunder. Any vacation time not fully used by the Employee in any one (1) calendar year may be carried over for one
(1) additional calendar year. If any such vacation time is carried over to a subsequent calendar year, then any vacation time taken in the subsequent calendar year shall be applied first against the carryover vacation time from the prior calendar year.

     3.6 (a) This Section 3.6 shall remain in effect so long as the Employee remains employed hereunder by the Corporation and for one year subsequent to the Employee's termination Without Cause, but shall not be operative unless and until there has been a Change in Control, as defined in Section 6.4 hereof. Upon such a Change in Control, this Section 3.6 shall become operative immediately.

          (b) If a Change in Control (as defined in Section 6.4) occurs (i) while the Employee is employed by the Corporation hereunder, or (ii) subsequent to the termination of the Employee's employment hereunder by the Corporation Without Cause and prior to the first anniversary of such termination, the Employee may, in his sole discretion, within twelve (12) months after the date of the Change in Control, give notice to the Corporation that he intends to elect to exercise his rights under this Section 3.6, which notice shall specify the number of shares of the Corporation's common stock, par value $0.025 per share (the "Stock"), that the Employee is electing to have the Corporation purchase pursuant to
Section 3.6(c), which number of shares of Stock shall in no event exceed 50% of the shares of Stock beneficially owned by the Employee (the "Notice of Intention"). Within thirty (30) days after the Corporation's receipt of the Notice of Intention, the Corporation shall provide written notice to the Employee setting forth the Corporation's computation of the amount of the per share Stock purchase price that would be payable pursuant to subsection (c) of this Section 3.6, accompanied by the written opinion of the Corporation's independent certified public accountants confirming the Corporation's computation. If the Employee takes exception to the Corporation's computation of such amount, the Employee may (but shall not be prejudiced in his right to later contest the amount actually paid by failing to do so) give a further written notice to the Corporation setting forth in reasonable detail the Employee's exceptions to the Corporation's computation, accompanied by the written opinion of the Employee's tax advisor confirming the basis for such exceptions. Exercise by the Employee of his rights pursuant to this Section 3.6 shall only be made by giving further notice thereof to the Corporation (the "Notice of Exercise") within six (6) months from the date of the Notice of Intention.

          (c) If the Employee gives the Notice of Exercise described in Section 3.6(b) to the Corporation, the Corporation shall purchase from the Employee the number of shares of Stock indicated in the Notice of Intention, provided that in no event shall the Corporation be required to purchase more than fifty percent (50%) of the shares of Stock beneficially owned by the Employee (which amount shall be appropriately adjusted in the event of a reclassification, recapitalization, split-up, combination, exchange of shares, stock dividend, etc.), at a per share price determined under Exhibit "A" hereto. The Corporation shall, within five (5) business days after the date of the Notice of Exercise, deliver to the Employee a certified or cashier's check in the amount payable pursuant to this Section 3.6(c) in exchange for the number of shares of Stock indicated in the Notice of Intention (duly endorsed for transfer to the Corporation).

          (d) Without limiting Section 2.5, the Employee shall not be entitled to the put right described in this Section 3.6 in the event that the Employee terminates this Agreement without cause.

     4.   Disability or Death.
          -------------------

     4.1 Notwithstanding Section 2.1, if, during the period of employment hereunder, because of illness or other physical or mental incapacity, the Employee shall fail for a period of one hundred twenty (120) consecutive days to render the services required hereunder, then the Corporation, at its option, may terminate this Agreement by notice from the Corporation to the Employee, effective on the giving of such notice. In the event of such termination, the Corporation shall continue to pay to the Employee his then current salary for a period of ninety (90) days after such termination. In the event that the Employee's disability prevents his return to full-time employment, the Corporation shall pay to the Employee, following the 90 days, seventy-five percent (75%) of his current salary (at the date of his disability) for the following six (6) months, fifty percent (50%) of his current salary (at the date of his disability) for the ensuing six months, and twenty-five percent (25%) of his current salary (at the date of his disablity)for a final six month period, and, to the extent permitted by the applicable benefit arrangement or plan, shall permit the Employee to retain for such period the benefit arrangements, and to continue to participate for such period in the benefit plans referred to in Section 3 hereof in which he is participating at the time of such termination. However, the Corporation shall not have the right to terminate the employment of the Employee hereunder if, at the time the Corporation gives notice of termination to the Employee, the Employee has then again begun to render services for the Corporation as required hereunder.

     4.2 Notwithstanding Section 2.1, in the event of the Death of the Employee during the term hereof, his employment hereunder shall terminate on the date of Death, however, in the event the Employee dies while on Corporation business or during business related travel, the Corporation shall pay to his surviving spouse his then current salary and medical benefits for a period of six (6) months following the death of the Employee.

     5.   Other Activities During Employment.
          ----------------------------------

     5.1 During the term of his employment by the Corporation, neither the Employee nor any entity in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender of money or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities of any company having a class of securities which is publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     5.2 The Employee shall not at any time during the term of this Agreement or after the termination hereof directly or indirectly divulge, furnish, use, publish or make accessible to any person or entity any Confidential Information (as hereinafter defined). Any Confidential Information prepared by the Employee or which come into the Employee's possession during this Agreement are and remain the property of the Corporation and, upon termination of the Employee's employment, all such records and copies thereof shall be either left with or returned to the Corporation.

     5.3 The term "Confidential Information" shall mean information disclosed to the Employee or known, learned, created or observed by him as a consequence of or through his employment by the Corporation, not generally known in the relevant trade or industry, about the Corporation's business activities, products, customers, suppliers, services and procedures, including, but not limited to, information concerning costs, product performance, customer requirements, advertising, sales promotion, publicity, sales data, research, finances, accounting, methods, procedures, trade secrets, business plans, client, supplier or distributor lists and records, potential client, supplier or distributor lists, and client, supplier or distributor billings. Notwithstanding the foregoing, "Confidential Information" shall not include information publicly disclosed by the Corporation or known by the Employee prior to the inception of the Corporation.

     6.   Post-Employment Activities.
          --------------------------

     6.1 For a period of six (6) months after termination of his employment by the Corporation, except (i) a termination subsequent to a Change in Control of the Corporation, as defined herein,
(ii) a termination by the Employee under Section 2.4 above, or
(iii) a termination by the Corporation Without Cause, neither the Employee, nor any entity or business in which he may be interested as a partner, member, manager, trustee, director, officer, employee, shareholder, option holder, lender or guarantor, shall engage directly or indirectly in any business competitive with that of the Corporation; provided, however, that the foregoing shall not be deemed to prevent the Employee from investing in securities which are publicly traded, so long as such investment holdings do not, in the aggregate, constitute more than 5% of any class of such company's securities. Without limiting the generality of the foregoing, a business or a company may be deemed to be competitive with the Corporation if 10% or more of its gross revenues are derived, directly or indirectly, from the design, marketing, sale, licensing, or servicing of educational microcomputer software or CD-ROM titles.

     6.2 The Employee acknowledges that he has been employed for his special talents and that his leaving the employ of the Corporation would seriously and adversely affect the business of the Corporation. In addition to all remedies permitted by law or in equity and without limiting any injunctive or other relief to which the Corporation may be entitled in respect of any obligation of the Employee, the Corporation shall be entitled to injunctive relief to enforce the provisions of Sections 5 and 6 hereof; provided, that the Corporation shall not be entitled to injunctive relief with respect to Section 6.1 hereof if at the time such relief is sought the Corporation is failing to make payments to the Employee which it is required to make pursuant to the terms hereof.

     6.3 The Employee will not, during the period of six (6) months after termination of his employment by the Corporation, except (i) a termination subsequent to a Change in Control, as defined below, (ii) a termination by the Employee under Section 2.4 above, or (iii) a termination by the Corporation Without Cause, either in the Employee's individual capacity or as agent for another, hire or offer to hire or entice away any person who has been an officer, employee, or agent of the Corporation at any time during the immediately preceding year or in any other manner persuade or attempt to persuade any of such persons to discontinue their relationship with the Corporation nor divert or attempt to divert from the Corporation any business whatsoever by influencing or attempting to influence any customer, supplier or distributor of the Corporation to diminish or discontinue his or its business with the Corporation.

     6.4 For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if (i) there shall be consummated
(a) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's capital stock are converted into cash, securities or other property (other than a merger in which the holders of the Corporation's capital stock immediately prior to the merger have the same proportionate ownership of capital stock of the surviving corporation immediately after the merger), or (b) any sale, lease, exchange or other transfer (whether in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation, or (ii) any person (as such term is defined in Section 13(d) and Section 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than John D. Garber or his affiliates, shall become the beneficial owner (within the meaning of Regulation 13D under the Exchange Act) of more than twenty-five (25%) of the Corporation's then outstanding capital stock, or (iii) a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act.

     7. Assignment. This Agreement shall not be assignable by the Corporation except (i) to a corporation or other entity controlling, controlled by or under common control with the Corporation, or (ii) to a successor to all or substantially all of the business of the Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation, its permitted successors and permitted assigns, and upon the Employee and his heirs, executors, administrators and legal representatives. This Agreement shall not be assignable by the Employee.

     8. Notices. All notices under this Agreement shall be in writing and shall be deemed to have been given at the time when mailed by registered or certified mail, addressed to the address below of the party to which notice is given, or to such changed address as such party may have fixed by notice:

     To the Corporation:     The American Education Corporation
     ------------------      7506 North Broadway
                             Oklahoma City, Oklahoma 73116

     To the Employee:        Neil R. Johnson
     ---------------         6500 N.W. Grand Blvd. #136
                             Oklahoma City, Oklahoma 73116

     9. Entire Agreement. This Agreement contains and constitutes the entire agreement between the parties herein and supersedes all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

     10. Applicable Law. This Agreement shall be construed, enforced and governed in accordance with the laws of the State of Oklahoma.

     11. Invalidity. If any provision contained in this Agreement shall for any reason be held to be invalid, illegal, void or unenforceable in any respect, such provision shall be deemed modified so as to constitute a provision conforming as nearly as possible to such invalid, illegal, void or unenforceable provision while still remaining valid and enforceable, and the remaining terms or provisions contained herein shall not be affected thereby.

     12. Dispute Resolution. Except with respect to the rights of the Corporation to obtain equitable relief under Sections 5 and 6 hereof, any dispute arising in any way out of this Agreement and which cannot be resolved by good faith negotiations between the parties within thirty (30) days after either party shall have notified the other party in writing of his or its desire to arbitrate the dispute shall be submitted to and settled through binding arbitration in accordance with the rules of the American Arbitration Association as from time to time in effect. The arbitration proceedings shall be conducted by a sole arbitrator who shall be an attorney with not less than ten (10) years experience in commercial law. All disputes or claims of the parties subject to arbitration shall be consolidated into a single arbitration proceeding. The arbitration proceedings shall be conducted in Oklahoma City, Oklahoma. The award or determination of the arbitrator shall be final and binding upon all parties and shall be subject to enforcement in any court of competent jurisdiction. The arbitrator shall have the authority to award costs and expenses of arbitration to either party as the arbitrator sees fit.

     13. Approvals and Consents Must Be in Writing. Whenever this Agreement calls for the consent, vote, or approval of any person, such consent, vote, or approval shall be effective only if it is in writing and signed by or on behalf of the party who is granting such consent, vote, or approval unless the circumstances clearly indicate that a writing is not required to evidence such consent, vote, or approval.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 5th day of December, 1998.


CORPORATION:                  THE AMERICAN EDUCATION CORPORATION

                              /s/ Jeffrey E. Butler
                              ----------------------------------
                              Jeffrey E. Butler, President



EMPLOYEE:                     /s/ Neil R. Johnson
                              ----------------------------------
                              Neil R. Johnson

                          EXHIBIT "A"

The per share price for purposes of Section 3.6(c) shall be the greater of (i) the price per share paid that caused the Change of Control or (ii) the average closing price for the 90 consecutive trading days preceding the date of the Notice of Intention .




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

Date:  August 15, 2005

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

Date:  August 15, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer



                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
        PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer

     August 15, 2005



                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
        PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer

     August 15, 2005