Form 10KSB/A
period 2004-12-31
AMERICAN EDUCATION CORP
filed 2005-09-09
CIK 705003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.)                YES___  NO X

Revenues for the year ended December 31, 2004:                 $10,186,517

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty days:
$4,333,544 based on 7,471,627 shares at $.58 per share, the last sale price of the common stock on August 25, 2005. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

Number of shares of the issuer's common stock outstanding as of August 25, 2005: 14,133,461

Transitional Small Business Disclosure Format       YES____NO  X



TABLE OF CONTENTS TO FORM 10-KSB/A


PART I


                                                           Page Number


Item 1     Description of Business                               3
Item 2     Description of Property                              12
Item 3     Legal Proceedings                                    12
Item 4     Submission of Matters to a Vote of Security Holders  12



PART II


Item 5     Market for Common Stock and Related Stockholder
           Matters                                              13
Item 6     Management's Discussion and Analysis or Plan
           of Operation                                         14
Item 7     Financial Statements                                 17
Item 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                  17
Item 8A    Controls and Procedures                              17
Item 8B    Other Information                                    17


PART III


Item 9     Directors, Executive Officers, Promoters, and
           Control Persons; Compliance with Section 16(a) of
           the Exchange Act                                     18
Item 10    Executive Compensation                               19
Item 11    Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters       21
Item 12    Certain Relationships and Related Transactions       22
Item 13    Exhibits                                             23
Item 14    Principal Accountant Fees and Services               24


THE AMERICAN EDUCATION CORPORATION


FORM 10-KSB/A


PART I
------


Item 1.  Description of Business.
-------  ------------------------

The Company's Business
----------------------

The Company's primary business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. The Company develops software for Windows, registered, Macintosh,registered, Unix, registered, and Linux, registered, operating systems. From 1995 to 2001, the Company's revenues were primarily derived from the sale of its principal product family, the A+dvanced Learning System, registered, Version 2.15, a comprehensive courseware offering developed by the Company. In early 2001, the Company released the A+nyWhere Learning System, registered, V 3.0 ("A+LS", registered), a Java, trademark, based program designed to be the Company's future delivery platform for its extensive grade level 1-12 educational content and assessment tools. The new A+nyWhere Learning System, registered, V 3.0, and the browser-based version, A+nyWhere Learning System, registered, V 4.0, accounted for over eighty percent of the Company's total revenues at the close of fiscal 2004, while the A+dvanced Learning System Version 2.15 accounted for less than twenty percent of the Company's total revenues. A significant body of historically generated data demonstrates the educational effectiveness of the Company's products and their instructional design. In accordance with the No Child Left Behind Act of 2001, the Company has conducted a series of formal effectiveness studies to better inform its school customers of the potential performance of the Company's products. These studies, which have been independently reviewed, have established that the Company's instructional design is effective in a range of instructional settings and grade levels. The Company is currently engaged in additional scientifically-based research studies to continue to compile data regarding the effectiveness of the Company's products as its product offerings are upgraded and expanded.

The Company acquired two businesses in 1998, Projected Learning Programs, Inc. ("PLP") and Learning Pathways, Limited ("LPL"). In 2001, management elected to wind down and ultimately discontinue the catalog selling operations conducted through the PLP subsidiary as a result of the marketplace moving to increasing use of the Internet and the cash expenditures required to operate a catalogue sales business. LPL, the Company's Derby, United Kingdom subsidiary was acquired in late 1998. In the latter part of 2000, LPL substantially completed the process of converting the Company's A+LS, trademark, curriculum content to a product presentation suitable for British educators and schools. LPL also undertook the development of new UK-specific content that was focused on the UK's new literacy and numeracy instructional requirements during 2001. Significant portions of this new product offering were completed and substantially released to the UK school market during the 2001 fiscal year. From 2002 through the year ended December 31, 2004, the marketplace in the UK became more competitive while receiving less funds for the technology and products produced by LPL. As a result, a pattern of continuing and sustained losses were recorded. Management elected to write off the remaining goodwill and the Company's investment in this subsidiary in fiscal 2004 and in this amendment to Form 10-KSB has classified LPL as a discontinued operation.

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

The Company is a technology-based business and is actively developing diagnostic and prescriptive assessment testing and curriculum software applications to facilitate the delivery of its assessment testing and instructional content in a networked environment, which includes the Internet. A significant percentage of the Company's current revenues are derived from product sales to schools that deliver curriculum content on a local area network ("LAN") within a single school site. The rapid adoption of wide-area networks ("WAN"), and increased Internet usage, or online delivery of the Company's products, are growing as a percentage of the Company's revenues. In late 2000, the Company began the testing and delivery of its content online. As a result of the availability of the browser-based version, A+nyWhere Learning System V4.0, the Company, at December 31, 2004, had 218 schools in 31 states using online curriculum content for both school and home-based students. Online delivery of content is a rapidly growing element of the Company's business and the number of institutions under contract to the Company grew from 27 schools in 2001 to 218 schools in 2004, a 707% increase. These users are largely supported by company-maintained Tier 1 data facilities in Oklahoma City at the Perimeter Technology Center, Inc., and at the Vericenter, Inc. facility in Dallas, TX. Management believes that it has in place the development of technology and programs to allow it to capitalize on the forecasted, rapid changes in the structure of the marketplace for the delivery of electronic-based instruction that will be required by school districts in future years.

Principal Products
------------------

Educational Software
--------------------

The Company engages in extensive efforts to develop new programming technology as well as new instructional content and academic skills assessment tools. As a result of this effort, the Company now supports all contemporary Macintosh, Windows, Novell, Unix and Linux operating systems with one of the largest curriculum offerings in the core subject areas for grade levels 1-12. The Company now publishes under its various A+, registered, brands 176 separate software titles and has another 14 titles in revision or development for release in 2005, including a Kindergarten-level emergent reading program. All of the Company's currently released products carry 2001 or later copyrights reflecting the Company's commitment not only to development of content but also keeping its products up to date.

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

In an industry where there are in excess of 300 educational software publishers, the Company has developed a distinctive niche in the form of its content, delivery, instructional design and assessment tools. This approach features high educational value and extensive content that is highly correlated to the leading states' desired learning outcomes, national educational objectives and major, adopted textbook series. The Company has concentrated on a design of its products that offers educational content substance that is highly specific to grade and age level. These are delivered to the student by a Learning Management System ("LMS") that allows full educator control of the content delivery rather than an approach controlled by the software. Various software tools, such as the Company's products for assessment and instruction, allow the use of the Internet as a source of content at the school's or individual teacher's option. It also provides educators with the means to effectively utilize the Company's products as a comprehensive supplemental instructional solution designed to address individual student skill deficiencies that may be identified by the Company's assessment tools. In addition, the Company's product design is modular so that each title sold by the Company has an integral LMS function. This management function is shared so that new software titles purchased by a customer utilize preexisting A+LS class and student records that have been previously established. This feature allows schools to add additional content and titles or updated versions simply and easily.

The No Child Left Behind Act of 2001 initiative places significant emphasis on spending federal funds on programs that have been shown to work using "scientifically-based" research. The Company's A+ brands in various versions are supported by a body of research that validates the Company's instructional design. In 2003, the Company amplified its ongoing efforts to establish programs to document through rigorous, systematic and objective procedures the educational effectiveness of its products. The Company has published various white papers to document completed studies of product performance in schools and has engaged the Institute for the Advancement of Research in Education at Appalachian Educational Laboratory, ("AEL"), Charleston, WV to assist the Company in continuing to refine its design for future scientifically-based research, provide independent review of completed studies; and the publication of the results of these efforts. A total of nine studies have been undertaken and four have been published and submitted to various industry publications.

The majority of the Company's installed base is deployed in a LAN environment as an LMS. The LMS allows teachers and school administrators to monitor and analyze student performance, which is increasingly important in the wake of the No Child Left Behind Act of 2001 initiative which emphasizes school accountability. This approach provides complete district, school and educator control of class and student lesson assignments, an individualized path of study, skills assessment, authoring, testing, reporting and the integration of third-party and Internet-based content. The A+LS product family's capabilities and its range of reporting, and documentation of individual student performance and progress assist the educator in directing the use, and understanding the effectiveness, of instruction, while improving the efficiency of the learning process. Management believes that fewer than six companies in the educational software industry provide a comprehensive, fully-managed instructional LMS software solution that is comparable to the products provided by the Company.

A+nyWhere Learning System, registered, Versions 3.0 and 4.0
-----------------------------------------------------------

The A+nyWhere Learning System makes use of standardized Structured Query Language ("SQL") and Open Database Connectivity ("ODBC") technology to ensure transferability of student data between the system and the existing customer databases. The powerful class and student management features of this product provide the means to link and transfer student data to most school and district central records. These features also include the ability to dynamically assess student capabilities against specific individual state standards, and to prescribe individualized instructional plans based on such assessments. The system can be an important element in providing the data needed to measure Adequate Yearly Progress (AYP) as required by the No Child Left Behind Act of 2001.

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

During 2004 the Company continued to receive excellent marketplace acceptance of A+nyWhere Learning System Version 4.0, the browser-based version of Version 3.0. This version has most of the features of Version 3.0, but is designed to be delivered in standard Internet browsers. Importantly, Version 4.0 utilizes all of the assessment testing resources of Version 3.0. Version 4.0's browser-based delivery can be used as an independent, stand alone solution as well as in combination with a Version
3.0 installation. This design approach is a major selling feature because it allows schools to deploy a common instructional resource and performance-tracking technology from a single vendor throughout a community or campus; which simplifies the use, training and data collection processes. In addition, the ability to deploy in LAN, WAN and Internet configurations provides the school with a long-term solution to effectively utilize computer and bandwidth resources as these are upgraded over time.

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

A+dvancer Learning System, registered
-------------------------------------

In mid-2003, the Company completed the development of A+dvancer Learning System, an online assessment and course of remedial study, which is aligned to the College Board's ACCUPLACER, registered, postsecondary test. In 2004, the Company secured orders from approximately 40 postsecondary institutions. ACCUPLACER is utilized by two and four-year institutions to screen incoming, first-year students and their capabilities to be successful in college-level studies. ACCUPLACER tests are widely used by the nation's postsecondary institutions for admissions screening and is thought to be the market leading admissions test in mathematics, reading, writing, language comprehension and algebra. ACCUPLACER is designed to render a single score and provides the admissions department with little additional information should the student fail to achieve college's minimum ACCUPLACER score. A+dvancer's assessment test identifies for admissions personnel the specific undeveloped skills that caused the student to fail the ACCUPLACER test, while providing diagnostic guidance and a prescriptive recommendation for a course of study to build college-level skills. In addition to the diagnostic/prescriptive test element, A+dvancer provides for comprehensive online coursework to assist the student in a highly focused course of study to develop or refresh the skills necessary to retake the ACCUPLACER test. Controlled pilot studies on the effectiveness of A+dvancer indicates that it provides both the postsecondary admissions department and students seeking entry to these institutions an important new online resource to simply and effectively deal with the needs of developmental testing and instruction. A significant percentage of graduating high school seniors seeking admission, or individuals in the work force who are returning to postsecondary institutions require remedial education programs to secure entry into postsecondary institutions.

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

During 2003, the Company licensed elements of content from GoKnow, Inc. to primarily enhance its science content offerings and these product enhancements were integrated into the Company's products offerings in 2003. GoKnow's internet-based content provides A+LS with access to its Artemis, registered, service, which makes controlled access to pre-screened, educationally sound web sites available, and provides technologies forr efficiently using them. The Company subsequently released three new science subject titles using the Artemis technology in early 2004. These titles feature research-oriented science projects and will help the Company round out its current award winning offerings for science instruction to meet the national science standards.

In mid-2004, the Company entered into an agreement with the Southeastern Kansas Educational Service Center of Greenbush, Kansas (Greenbush) to jointly develop and market online, instructor-led course offerings that would be eligible for academic credit. This arrangement would merge content and technology independently developed by both the Company and Greenbush. Development is in progress with an anticipated release of an expanded online product offering in the Fall of 2005.

During 2004, the Company initiated discussions with US and UK-based publishers, hardware suppliers, and other organizations associated with the educational marketplace. The purpose of these discussions is to license company technology, strengthen or to develop new channels of access to the marketplace utilizing the Company's content and technology. A number of these arrangements were consummated in 2004 and have been announced in company or subsidiary press releases or literature. Several other strategic partnering projects initiated in 2003 are still under development, or are currently subject to confidential disclosure restrictions.

The Market For Educational Software Products
--------------------------------------------

The Company addresses five major market segments for its products; the K-12 school, adult literacy, corrections, postsecondary and the home markets.

The U.S. School Market
----------------------

In calendar 2004 the U.S. school market for educational software showed indications of recovery and that the market segment for the Company's products evidenced a return to growth. Leading market research organizations are forecasting continued growth of the educational technology market segment through 2005. The principal reasons for this growth are increased availability of federal funding to schools, a recovery or adjustment by individual states to their budget difficulties and a growing priority of schools to purchase software with the assessment data management capabilities similar to those offered by the Company to permit them to deal with reporting requirements of the No Child Left Behind Act of 2001 initiative. In the United States, future market growth is also expected to be driven by record student enrollments in primary through secondary schools projected through the year 2008. The U.S. market is currently comprised of 15,000 school districts that control 111,000 schools. Many states in the South and Southwest with high population growth projections are expected to have expansion of student populations exceeding 20% during the next several years.

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

The Adult Literacy/Lifelong Learning/Corrections Market
-------------------------------------------------------

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

The Postsecondary Market
------------------------

This market segment includes both two and four year institutions, both public and private, as well as the for-profit segment operated by educational services companies. The Company is focused on the first time freshman student population with underperforming college level placement efforts, which is comprised of both traditional students, those moving directly from high school to college and non-traditional students, those returning for postsecondary education following other life-changing events; such as the termination of military service, or those seeking additional skills to improve employment opportunities. National statistics from The American Association of Community Colleges indicate that approximately forty percent of all graduating students are not prepared to be successful in the postsecondary environment. Current U.S. Department of Education studies indicate approximately 2.7 million students are eligible for graduation from high school in its recent publications on the 2002-2003 school year. The non traditional student component of this market is estimated by the Company to represent approximately 500,000 students in the current school year. The combination of the graduating high school students and the population of the non-traditional students returning to secure additional postsecondary education skills requiring refresher and development of college entry level skills is believed to represent a large target market for the Company's product offerings designed specifically to support the assessment and online instruction needs of this market segment.

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

Trade Names, Service Marks and Logo Types
-----------------------------------------

The Company's service mark for the A+ products was registered with the United States Patent and Trademark Office on the Principal Register, registration number 1,345,712, on July 2, 1985. On April 18, 1989, the A+ trademark, for use with educational software, was registered with the United States Patent and Trademark Office. The Company was notified that, as of May 12, 1997, the use of the A+ symbol is deemed incontestable for use on educational software. Other various trademarks and logos associated with the Company's softtware products have also been registered.

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



Internet Marketing and e-commerce
---------------------------------

The Company views the Internet as a channel for future sales growth and means to develop new customer service and support programs. In addition, the Internet has become a valuable adjunct for improved customer service and support on product use and technical matters. During 2004, the Company invested substantial resources in improving and expanding its Internet presence and e-commerce capabilities for all business units. The Company employs full time personnel to update, functionally and graphically, its www.amered.com, www.dolphinsoft.com, www.learnpath.com, www.apluslearn.com, www.aplusanywhere.com, and www.advancerlearning.com URL's. At the end of 2004, the Company has six active Internet site facilities.

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


Item 3.  Legal Proceedings.
-------  ------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

There were no matters submitted for a vote of the security holders during the last quarter of 2004.


PART II
-------


Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------

As of December 31, 2004, there were approximately 2,300 record holders of the Company's common stock. The Company's common stock trades on the OTC Bulletin Board under the ticker symbol AEDU. The following is a summary of the high and low bid quotations for the first two quarters of 2005 and each quarter of 2004 and 2003.


                                 2005            2004            2003
                            HIGH     LOW    HIGH     LOW    HIGH     LOW
                           --------------  --------------  --------------

Quarter Ending March 31    $0.75    $0.35  $0.52    $0.35  $0.20    $0.07


Quarter Ending June 30     $0.62    $0.30  $0.57    $0.36  $0.45    $0.10

Quarter Ending September 30   --       --  $0.55    $0.28  $0.51    $0.22

Quarter Ending December 31    --       --  $0.51    $0.26  $0.70    $0.35

The above information was obtained from the Yahoofinance.com website. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

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

The A+LS comprehensive family of educational software is now in use in over 11,000 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, trademark, College Readiness Online, the Company's postsecondary offering, identifies and assists students in attaining college entry-level academic skills in Arithmetic, Elementary Algebra, Reading Comprehension, and Sentence Skills. A+dvancer reduces demand on institutional admissions and developmental departments, while providing students with both improved skills assessment and the alignment to developmental and remedial coursework in an online, self-paced learning environment.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to keep its product offering up-to-date and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also update its content and underwrite content revisions to realign its content with new, or updated state and national educational standards and to develop additional educational content offerings to remain competitive. In 2004, the Company incurred costs of approximately $644,000 for these updates and new content-based products. These investments are an essential, recurring cost of doing business and impact the Company's operating cost and margin structures. During 2004, the Company spent approximately $660,000 in modifying its software engines to improve delivery of its content online and to develop additional reporting and data management features to assist its customers in meeting school accountability requirements.

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


Results of Operations
---------------------

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Net consolidated revenues for the twelve months ended December 31, 2004 totaled $10,186,517 compared to net revenues of $8,230,285 for the year ended 2003. This represents an increase of 24% in net consolidated revenues over the prior fiscal year, and is attributable to an increase in orders at AEC. Sales at Dolphin were relatively unchanged in 2004 compared to 2003. As a result of the continued sales decreases at Learning Pathways, among other considerations, the Company has elected to recognize an impairment loss in 2004 and has written down the carrying value of Learning Pathway's assets to zero. In this amended Form 10-KSB/A the statement of income has been restated to show the results of Learning Pathways as a discontinued operation and, therefore, the comparisons discussed here are only for the Company and its Dolphin, Inc. subsidiary. AEC's revenue increase over 2003 is a result of the continuation of increases in governmental education funding and as a result of billing more schools directly as a condition of certain contract awards.

Cost of goods sold as a percentage of sales revenue for the year ended December 31, 2004 decreased to 14% from 16% of net revenues for the same period in 2003. This improvement is primarily due to the smaller contribution of Dolphin-related revenues to consolidated corporate net revenues. The Company's principal product families, A+nyWhere Learning System, registered, and A+dvanced Learning System, registered, ("A+LS"), provided gross profit margins of 97% in 2004. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses recorded for the year ended December 31, 2004 were $7,522,597 or 74% of net revenues, compared to $6,012,388 or 73%, for the previous fiscal year. The increase in the 2004 operating expenses is largely attributable to the 55% increase in selling and marketing expenses from $2,341,607 to $3,628,550 caused by changes in sales mix, which resulted in increased sales commissions paid as the Company billed direct to school customers a higher percentage of period orders. The Company recognizes sales revenue based upon the type of customer. If the sale is made to a distributor who in turn resells a product to the end user, the amount of the sale is recorded, no commission is due the distributor and the transaction is recorded as a net sale. If the sale is billed direct to the school or other end user, a commission is paid to the distributor or a sales representative, which increases the amount of the sale, but a transaction of this nature would directly increase marketing expense as a result of an obligation to pay a commission. These commissions paid may vary in the percentage of the sale paid by the Company, depending up the type of sale and the status of the individual or organization making the sale. The decision to sell and to bill direct to the customer and pay a subsequent commission can result from a number of factors, including credit policy issues with individual distributors as a result of payment history or limitations on authorized limits. Additionally, method of delivery of the product may necessitate direct billing to the customer and the subsequent payment of a commission. An example would be an online product sale that requires delivery from company servers and related record keeping on licensed number of users accessing the product online as well as the number of units delivered.
This level of record keeping requires company monitoring and billing directly to the customer. These factors create a change in sales mix affecting the amount of commission paid and the manner in which revenues may be recorded by the Company. Accordingly, these factors, and the source and nature of recorded revenue, can impact period revenue recognition and related costs of securing revenue may vary from period to period. Operations expense increased from $435,999 to $501,401 as a result of an increase in costs for essential technical support for the Company's customers. General and administrative expenses increased from $1,938,629 to $1,978,757 or by 2%. This increase is attributable to several different items. Internet operating costs increased approximately $60,000 resulting from an increasing percentage of the Company's net revenues being derived from providing customers with online access to our products. Deferred compensation payable upon executive officers' and directors' retirement increased approximately $170,000 from 2003 to 2004 as a result of increased future benefits accrued and additional individuals who were eligible for the program. Bad debt expense decreased approximately $180,000 versus 2003 because an increase in the allowance for doubtful accounts recorded in 2003 was not necessary in 2004.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During fiscal 2004, the Company capitalized $1,372,955 of product development costs, and net of accumulated amortization had capitalized software costs of $3,815,680 at December 31, 2004. Amortization of product development costs was $1,413,889 for 2004, a 9% increase over the $1,296,153 amortized in 2003. During 2004, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings. The increase in amortization expense is a result of this increase in capitalized development costs associated with these essential investments in the Company's future and competitive position.

Interest expense was $61,058 in 2004 compared to $68,556 in 2003 reflecting the lower amount of debt in 2004 offset by rising interest rates during the year. Income tax expense decreased to 41% of pre-tax income from continuing operations in 2004 compared to 46% in 2003 as a result of fewer non-deductible expenses incurred in 2004. The Company had a net loss of $(343,260) in 2004 compared to a net income of $173,577 in 2003 as a result of the impairment of the investment in Learning Pathways noted above. There was a loss $(.02) per share in 2004 compared to earnings of $.01 in 2003.


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

As of December 31, 2004 the Company's principal sources of liquidity included cash and cash equivalents of $549,343, net accounts receivable of $2,146,264 and inventory of $14,485. The Company's net cash provided by operating activities during the year ended December 31, 2004 was $2,137,957 compared to $1,613,460 for the same period in 2003. Net cash used in investing activities for the year ended December 31 increased by 6% from $1,346,872 in 2003 to $1,426,219 in 2004, and was comprised primarily of investment in capitalized software development costs. During the year ended December 31, 2004, debt due to financial institutions was reduced by $379,071 or 50%, reflecting bank indebtedness of $371,862 at December 31, 2004. At December 31, 2004, the Company had working capital of $1,097,949 compared to $782,983 at December 31, 2003. The Company's term loan with its bank will be fully paid in November and the Company and its lender recently agreed to extend the maturity of its revolving line of credit until March 2006. The Company is continuing to discuss future borrowing arrangements with its current lender and several other financing sources.

In April 2003, the Company borrowed $305,880 from major shareholder affiliates, which is subordinated to the debt owed to the Company's senior lender. This debt matures in September of 2006 and is convertible into the Company's common stock at $.40 per share. On March 30, 2005, the Company entered into a Convertible Note Purchase Agreement with an unaffiliated
individual.   Pursuant to the terms of the Convertible Note Purchase
Agreement, the Company issued the note purchaser an unsecured 8% Subordinated Convertible Note in the original aggregate principal amount
of $400,000 (the "Note").   All principal and interest on the Note is due
and payable on March 30, 2006 (the "Initial Maturity Date"), subject to the note purchaser's option to extend the Initial Maturity Date twelve months to March 30, 2007 (the "Extended Maturity Date"). The Company may not prepay principal or interest on the Note prior to the Initial Maturity Date. The Note is convertible at any time at the note purchaser's option into shares of the Company's common stock at the initial conversion price of $0.463 per share, subject to certain anti-dilution adjustments. Any shares of common stock issued upon conversion of the Note will have "piggy-back" registration rights. The proceeds from the subordinated convertible debt were used to reduce accounts payable, bank debt and to support the normal operations of the business.

The Company has a $450,000 revolving line of credit with a bank that bears interest at a rate of 2.50% over the prime rate (7.75% as of December 31, 2004) and matures on March 31, 2006. At December 31, 2004, the Company had borrowed $112,895 under this line of credit. Additionally, the Company has a term loan with an aggregate principal balance of $255,761 as of December 31, 2004. The term loan bears interest at a rate of 2.00% over the prime rate (7.25% as of December 31, 2004) and matures on November 30, 2005. The Company is continuing to discuss future borrowing arrangements with its current lender and several bank financing sources.

There are no material operating covenants in either of the subordinated debt agreements nor in the bank loan agreements. The Company does not believe that there are any covenants that affect the way the business is operated or that would require material financial obligations.

With the expansion of the Company's product lines, the addition of new products and markets and the increase in school spending that the Company expects to see in 2005, management believes that the Company will return to a pattern of growth similar to that demonstrated in prior years
(an average of approximately 20% per year). Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------  ---------------------------------------------------------------

Steakley, Gilbert & Morgan, P.C. has audited the Company's financial statements for the years ending December 31, 1994 through 2004. There are no disputes with the independent accountants regarding matters of accounting or reporting.


Item 8A.  Controls and Procedures.
--------  ------------------------

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

As of December 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion and that such disclosure controls and procedures were effective. During the three months ended December 31, 2004, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.  Other Information.
--------  ------------------

None.


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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2004, the Company has determined that Messrs. Butler, Shively, Johnson, each had two Form 4's not filed timely and Messrs. McCurry, Fink, and Prust each had a Form 4 that was not filed timely.

Audit Committee Financial Expert
--------------------------------

The entire Board of Directors serves as the Audit Committee of the Company nor is the Company required under Regulation SB Item 401(e) governing SB Corporations to have a formal audit committee. The Board of Directors does not have a financial expert serving as a member of the Board. The Company does not have a financial expert serving on its Board due to the Company's size, financial condition for the past several years and its inability to offer sufficient incentives and D&O insurance to attract a financial expert to serve on the Board.

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

Directors' Compensation
-----------------------

In 2004 the Company's non-employee directors each were granted 63,000 qualified options to purchase the Company's common stock at $.35 per share. The directors received no compensation, other than stock options, for services in their capacity as directors. In 2004, two directors received cash compensation for services rendered outside of the scope of normal directors duties. Monty McCurry received $21,500 for assisting the Company in recruiting key personnel required for the Company's expansion and growth. Stephen Prust received $5,000 for assistance to management in the review of operations of the Company's subsidiaries whose operations are causing large amounts of losses for the Company and the development of strategic alternatives to manage the losses being generated by these subsidiaries, including the potential sale of the subsidiaries. Both of the extra assignments were related to the specific skills and experience of each director.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------  --------------------------------------------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of August 25, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:



                                                    Shares Beneficially
                                                           Owned
                                                    --------------------
 Name/Address of Beneficial Owner                   Number       Percent
----------------------------------                ----------------------
Jeffrey E. Butler (1)                             1,598,375      10.7%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Thomas A. Shively (2)                               829,664       5.6%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Neil R. Johnson (3)                                 222,500       1.6%
7506 N. Broadway Ext.,
Oklahoma City, OK 73116

Monty C. McCurry (4)                                253,566       1.8%
2134 S. Eagle Ct.,
Aurora, CO 80014

Newton W. Fink (5)                                  218,066       1.5%
1143 Corinth Greene Dr.,
Sun City Center, FL 33573

Stephen E. Prust (6)                                555,934       3.9%
9025 East Kenyon Avenue,
Denver, CO 80237

John D. Garber (7)                                3,672,286      26.0%
7323 Linden Terrace,
Carlsbad, CA 92009

Robert Schoolfield (8)                           1,536,517       10.9%
5 Pleasant Cove,
Austin, TX 78746

David J. Smith (9)                                 863,930        5.8%
10 South Close, Workingham
Berks, United Kingdom

The Pennsylvania State                             750,000        5.3%
University (10)
University Park, PA 16802

Officers and Directors                           3,678,105       22.5%
as a Group (6 persons)
(1) (2) (3) (4) (5) (6)

(1) The amount and percentage figures include the possible exercise of 356,800 common stock options with an exercise price of $.35 per share, 100,000 common stock options at $.25 per share, and 360,000 common stock options at $.30 per share exercisable within 60 days.
(2) The amount and percentage figures include the possible exercise of 273,276 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.25 per share, and 260,000 common stock options at $.30 per share exercisable within 60 days.
(3) The amount and percentage figures include the possible exercise of 25,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.25 per share and 125,000 common stock options at $.30 per share exercisable within 60 days.
(4) The amount and percentage figures include the possible exercise of 84,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(5) The amount and percentage figures include the possible exercise of 84,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(6) The amount and percentage figures include the possible exercise of 129,000 common stock options with an exercise price of $.35 per share, 60,000 common stock options at $.13 per share, and 42,666 common stock options at $.30 per share exercisable within 60 days.
(7) The amount and percentage figures include 3,192,286 shares of common stock held by John D. Garber and Clare C. Garber as trustees of the John
D. Garber and Clare C. Garber Trust for which Mr. Garber is the beneficiary; 440,000 shares of common stock held by John D. Garber and Clare C. Garber, as trustees of the John D. Garber and Clare C. Garber defined benefit plan and 40,000 owned personally by Mr. Garber.
(8) The amount and percentage figures include 737,528 shares of common stock owned by the Schoolfield 1994 Charitable Unitrust for which Mr. Schoolfield is the trustee; 614,607 shares of common stock owned by Mr. Schoolfield individually; and 184,382 shares of common stock owned by the Schoolfield Grandchildren's Trust for which Mr. Schoolfield is the trustee.
(9) The amount and percentage figures include 863,930 shares of common stock which would be issued to Mr. Smith if he elects to convert his $400,000 8% Subordinated Convertible Note dated March 30, 2005 to common stock.
(10) In 1999, the John D. Garber and Clare C. Garber Trust donated 750,000 shares of the Company's common stock to The Pennsylvania State University.


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

The Company is indebted to two major shareholder affiliates, John D. Garber and Janis L. Butler, for convertible subordinated debt in the amount of $305,880, which was advanced in April, 2003. The debt bears interest at 8% and the interest is payable quarterly. Principal is due in one payment on September 30, 2006. The debt is subordinated to the debt owed the Company's senior lender and is convertible into the Company's common stock at $.40 per share.


Item 13.  Exhibits.
--------  ---------

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

4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1998)

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

10.3 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.4 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.5       Promissory Note dated March 31, 2004 from The American
           Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15,
           2005)

10.6       Promissory Note dated March 31, 2004 from The American
           Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15,
           2005)

10.7 Employment Agreement with Jeffrey E. Butler dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.8 Employment Agreement with Thomas A. Shively dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.9 Employment Agreement with Neil R. Johnson dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.10 Promissory Note dated October 16, 2000 from Jeffrey E. Butler in favor of the Company (filed herewith)

10.11 Promissory Note dated September 30, 2004 from the Company in favor of John Garber (filed herewith)

10.12 Promissory Note dated September 30, 2004 from the Company in favor of Janis L. Butler (filed herewith)

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


Item 14.  Principal Accountant Fees and Services
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

                                        The American Education Corporation


September 8, 2005                       By:/s/Jeffrey E. Butler
                                        ------------------------
                                        Jeffrey E. Butler,
                                        Chief Executive Officer
                                        Chairman of the Board
                                        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                        Date
-----------------     -------------------------     -----------------
Jeffrey E. Butler     /s/Jeffrey E. Butler          September 8, 2005
                      Chief Executive Officer
                      Chairman of the Board
                      Treasurer

Neil R. Johnson       /s/Neil R. Johnson            September 8, 2005
                      Chief Financial Officer
                      Chief Accounting Officer

Monty C. McCurry      /s/Monty C. McCurry           September 8, 2005
                      Director

Newton W. Fink        /s/Newton W. Fink             September 8, 2005
                      Director

Stephen E. Prust      /s/Stephen E. Prust           September 8, 2005
                      Director



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





STEAKLEY, GILBERT & MORGAN


Oklahoma City, Oklahoma
March 23, 2005
(Except for Note 15, which is dated September 1, 2005)


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


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004 and 2003



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004 and 2003


                                    2004                   2003
                                 ------------        --------------


Sales                            $10,186,517            $ 8,230,285

Cost of goods sold                 1,398,246              1,350,977
                                ------------           ------------
Gross Profit                       8,788,271              6,879,308
                                ------------           ------------

Operating expenses:
 Selling and marketing             3,628,550              2,341,607
 Operations                          501,401                435,999
 General and administrative        1,978,757              1,938,629

 Amortization of capitalized
  software costs                   1,413,889              1,296,153
                                ------------           ------------

 Total operating expenses          7,522,597              6,012,388
                                ------------           ------------

 Operating income from
  continuing operations            1,265,674                866,920

Other income (expense):
 Interest expense                    (61,058)               (68,556)
                                ------------           ------------

Income from continuing
 operations before income
 taxes                             1,204,616                798,364

 Deferred income tax expense         493,673                366,106
                                ------------           ------------

Income from continuing
 operations                          710,943                432,258

Loss from discontinued operations
 (net of tax benefits 2004 -
 $1,016,897; 2003 - $72,338)
 (Note 15)                        (1,054,203)              (258,681)
                                ------------           ------------

Net income (loss)                $  (343,260)             $ 173,577
                                ============           ============


Earnings per share: (Note 13)
 Basic and diluted:
Continuing operations            $       .05              $     .03
Discontinuing operations         $      (.07)             $    (.02)
Net income (loss)                $      (.02)             $     .01


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

On November 25, 1998, effective October 1, 1998, the Company purchased the business of Learning Pathways, Limited, ("LPL"), an entity organized under the laws of the United Kingdom, pursuant to an Agreement between the Company and the stockholders of LPL. The transaction was accounted for using purchase method accounting. The business of LPL principally is to distribute the Anywhere Learning System in the United Kingdom. As of December 31, 2004 the subsidiary is considered as an asset held for sale and a provision for impairment of $1,150,000 has been recognized as an operating expense in the consolidated statements of income. The results of regular operations of LPL are also included in the consolidated statements of income for the two years ended December 31, 2004. No dividends were received from the foreign entity.

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

Cash
----
The Company maintains its bank accounts with three financial institutions, Cash deposits in excess of FDIC limits were approximately $441,000 at December 31, 2004.


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


15.    Discontinued operations
       -----------------------

In early 2005, the Company made the decision to seek a buyer for its foreign subsidiary, Learning Pathways Ltd. due to continuing losses. The Company impaired the value of its foreign assets by $1,150,000 as of December 31, 2004. The Company anticipates the foreign operations will cease during the year 2005. As a result, the Statements of Income for the two years ended December 31, 2004 have been restated to reflect the operations of Learning Pathways, Ltd. as discontinued. Costs of disposal will be immaterial. Foreign assets and liabilities at December 31, 2004 were negligible and no separate balance sheet disclosure is considered necessary.



Exhibit 10.10


NOTE PAYABLE

Oklahoma City, Oklahoma
Dated: October 26, 2000
$300,000.00

The Board of Directors (the "Board") of the Corporation has authorized a loan of funds to Jeffrey E. Butler, the Company's Chief Executive Officer, that is secured by the Corporation under a transaction with UMB Bank. The intent of this action is to provide Mr. Butler with the funds to provide for a cash settlement in the division of the marital estate in the divorce proceedings with his wife, Carolyn L. Butler. The Board has taken this action to avoid division of Mr. Butler's common stock holdings in the Corporation as a result of this proceeding. The Board believes that significant share holdings in the hands of Mrs. Butler will adversely affect both share price and efforts to improve share price as a result of Mrs. Butler's potential sale of stock. The Board also wishes to ensure Mr. Butler's continued motivation and incentive to effectively manage the business and to increase share value.

Accordingly, FOR VALUE RECEIVED, Jeffrey E. Butler (the "Maker") promises to pay to The American Education Corporation (the "Payee"), at the principal office of the Payee at 7506 N. Broadway Extension, Suite 505, Oklahoma City, OK 73116, the principal amount of THREE HUNDRED THOUSAND DOLLARS ($300,000.00), together with interest at the rate stated herein on such outstanding principal amount.

The unpaid principal amount hereof from time to time outstanding shall bear interest from the date hereof at a rate equal to the rate per annum that the Payee pays on its lowest rate loans at UMB Bank, N.A. Interest shall be computed on the actual number of days elapsed on the basis of a year consisting of 360 days.

The principal amount of this note and all interest accrued but not yet paid shall be paid in a single payment due October 26, 2003, unless extended by the holder within the holder's sole discretion. The note may be prepaid in whole or in part at any time without penalty.

Payments of both principal and interest are to be made in lawful money of the United States of America.

The Maker and Payee have mutually agreed that the funds advanced to the Maker are to be used only for expenses associated with a divorce settlement including cash payments made as a part of such settlement and for legal fees and other costs associated with the division of personal property and not for any other purpose.

This Note is made under and governed by the laws of the State of Oklahoma. This Note may be prepaid in whole or in part without penalty, and any such prepayment shall be applied to accrued interest and then to principal.

/s/ Jeffrey E. Butler
---------------------
Jeffrey E. Butler



Exhibit 10.11


SENIOR, SUBORDINATED PROMISSORY NOTE

$105,880                                                September 30, 2004

As hereinafter provided, for value received, The American Education Corporation ("the Payor") jointly and severally promises to pay to the order of John Garber or his assigns ("the Payee"), One Hundred Five Thousand Eight Hundred Eighty Dollars ($105,880), with interest at the rate of 8% percent per annum, payable in full two years from the date hereof. Interest shall be payable quarterly, beginning with the quarter ending December 31, 2004.

The sums due under this promissory note ("the Note") may be exchanged for common stock of the Payor at any time before this Note is paid in full, based upon a purchase price of $0.40 per share.

IT IS AGREED that the Payor will assign a senior, subordinated only to the debt that the Payor may have to assign from time-to-time to banking or institutional investor interests, a security position it Payor's current, fixed and long-term assets, all of its intellectual property to secure the obligations of the Note to the Payee.

IT IS AGREED that if the Payor is required to raise additional capital from other investment sources at terms, defined as the interest rate or the conversion formula of debt to common stock, that are less favorable to the terms to the Payee contained herein, that the Payor shall automatically be required to adjust the appropriate terms of the Note to reflect the identical terms provided to other investment sources.

IT IS FURTHER AGREED by the makers that if this Note is not paid when due or declared due hereunder, the principal and accrued interest therein shall draw interest at the rate of ten percent per annum, and that failure to make any payment of principal or interest when due or any default under any encumbrance or agreement securing this Note shall cause the whole Note to become due at once, or the interest to be counted as principal, at the option of the Payee. The Payor hereof severally waives presentment for payment, protest, notice of nonpayment and of protest, and agree to any extensions of time of payment and partial payments before, at or after maturity, and if this Note or interest thereon is not paid when due, agree to pay all reasonable costs of collection, including reasonable attorney's fees, and also waive all exemptions in case of suit on this Note.

The Oklahoma courts shall have sole jurisdiction in connection with any civil action brought in connection with this Note.

Executed this 30th day of September 2004.

THE AMERICAN EDUCATION CORPORATION

By /s/ Jeffrey E. Butler
   ------------------------------------------
   Jeffrey E. Butler, Chief Executive Officer



Exhibit 10.12

SENIOR, SUBORDINATED PROMISSORY NOTE

$200,000                                                September 30, 2004



As hereinafter provided, for value received, The American Education Corporation ("the Payor") jointly and severally promises to pay to the order of Janis L. Butler ("the Payee"), Two Hundred Thousand Dollars ($200,000), with interest at the rate of 8% percent per annum, payable in full two years from the date hereof. Interest shall be payable quarterly, beginning with the quarter ending December 31, 2004.

The sums due under this promissory note ("the Note") may be exchanged for common stock of the Payor at any time before this Note is paid in full, based upon a purchase price of $.40 per share.

Payment of this Note by Payor shall not be subject to any offset rights for any sums owed to the Payor by Jeffrey Butler regardless of the nature of any such obligation. Accordingly, it shall not be a defense by the Payor for failure or refusal to pay Payee hereunder that any such sums are due to the Payor by Jeffrey Butler or that Payor has any claims against Jeffrey Butler. In the event of the death, disability or the departure of Jeffrey Butler from the employment of the Payor, for any reason, the obligations of the Payor are immediately due in full, together with all interest accrued at that date.

IT IS AGREED that the Payor will assign a senior, subordinated only to the debt that the Payor may have to assign from time to time to banking interests, a security position it Payor's current, fixed and long-term assets, all of its intellectual property to secure the obligations of the Note to the Payee.

IT IS FURTHER AGREED by the makers that if this Note is not paid when due or declared due hereunder, the principal and accrued interest therein shall draw interest at the rate of ten percent per annum, and that failure to make any payment of principal or interest when due or any default under any encumbrance or agreement securing this Note shall cause the whole Note to become due at once, or the interest to be counted as principal, at the option of the Payee. The Payor hereof severally waives presentment for payment, protest, notice of nonpayment and of protest, and agree to any extensions of time of payment and partial payments before, at or after maturity, and if this Note or interest thereon is not paid when due, agree to pay all reasonable costs of collection, including reasonable attorney's fees, and also waive all exemptions in case of suit on this Note.

The Oklahoma courts shall have sole jurisdiction in connection with any civil action brought in connection with this Note.

Executed this 30th day of September 2004.

THE AMERICAN EDUCATION CORPORATION



By /s/ Neil Johnson
   -------------------------------------
   Neil Johnson, Chief Financial Officer



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



Exhibit 21

Subsidiaries of The American Education Corporation


Projected Learning Programs, Inc., an Oklahoma corporation (Inactive)

Learning Pathways, Limited, a United Kingdom corporation

Dolphin, Inc., a New Jersey corporation



Exhibit 23.1

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) filed October 22, 1999, pertaining to The American Education Corporation Stock Option Plan for Employees and The American Education Corporation Directors' Stock Option Plans of our report dated March 23,
2005, (except for Note 15 which is dated September 1, 2005) with respect to the consolidated financial statement of The American Education Corporation included in its Annual Report (Form 10-KSB/A) for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Steakley, Gilbert, & Morgan, P.C.


September 8, 2005
Oklahoma City, Oklahoma



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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  September 8, 2005

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  September 8, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer



Exhibit 32.1

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB/A of The American Education Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer



Exhibit 32.2

THE AMERICAN EDUCATION CORPORATION



Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Annual Report on Form 10-KSB/A of The American Education Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer