Form 10-Q/A
period 2005-03-31
AMERICAN EDUCATION CORP
filed 2005-09-12
CIK 705003

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)                           YES__   NO X

Number of shares of the issuer's common stock outstanding as of August 31,
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

8.    Debt:
      ----

The Company had the following indebtedness under notes and loan agreements:

                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 1.5%
(7.25% at March 31, 2005)                  $183,761    $    --  $183,761

Line of credit with bank, matures
March 31, 2006; maximum line - $450,000,
interest at the bank's prime rate plus
2% (7.75% at March 31, 2005)                100,000         --   100,000

Subordinated debt due to unrelated
individual, originated March 30, 2005,
matures March 30, 2006 and may be renewed
for one year at the option of the holder;
interest at 8% payable at maturity;
convertible into the Company's common
stock at $.463 per share                    400,000         --   400,000

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per share         --    305,880   305,880
                                          ---------  ---------  --------
                                           $683,761   $305,880  $989,641
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004
---------------------------------------------------------

As of December 31, 2004, the Company's UK subsidiary, Learning Pathways, was written down to zero value as impaired. It is now held for sale and therefore its operations are shown as discontinued. The 2004 amounts have been restated to reclassify the results of Learning Pathways as discontinued. Therefore, the comparisons discussed here are only for the Company and its Dolphin, Inc. subsidiary. Net sales for the three months ended March 31, 2005 totaled $2,339,607 compared to $2,530,266 for the same period in 2004. This represents a decrease of 8% over the comparable 2004 quarter and is attributable to recording, in the previous 2004 quarter, a sale approximating $950,000 to schools in the State of New Mexico. Sales at the Company's Dolphin subsidiary were also down slightly from the prior year. The decrease in sales at Dolphin is customer driven and depends on the number of projects its customers decide to outsource and their desired delivery dates. The Company has announced that Dolphin will be exiting the contract software development business and will begin to provide additional development resources for the Company in the latter half of 2005.

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

As a component of total operating expenses, selling and marketing costs decreased by 35%, from $1,136,174 for the three months ended March 31, 2004, to $733,520 for the current period. The decrease in the first quarter 2005 selling expenses is largely attributable to changes in sales mix, which resulted in decreased sales commissions approximating $488,000 paid as the Company billed direct to school customers a lower percentage of orders. The Company recognizes sales revenue based upon the type of customer. If the sale is made to a distributor who in turn resells a product to the end user, the amount of the sale is recorded and no commission is due the distributor and the transaction is recorded as a net sale. If the sale is billed direct to the school or other end user, a commission is paid to the distributor or a sales representative, which increases amount of the sale, but a transaction of this nature would directly increase marketing expense as a result of an obligation to pay a commission. These commissions paid may vary in the percentage of the sale paid by the Company, depending up the type of sale and the status of the individual or organization making the sale. The decision to sell and to bill direct to the customer and pay a subsequent commission can result from a number of factors, including credit policy issues with individual distributors as a result of payment history or limitations on authorized limits. Additionally method of delivery of the product may necessitate direct billing to the customer and the subsequent payment of a commission. An example would be an online product sale that requires delivery from company servers and related record keeping on licensed number of users accessing the product online as well as the number of units delivered. This level of record keeping requires company monitoring and billing directly to the customer. These factors create a change in sales mix affecting the amount of commission paid and the manner in which revenues may be recorded by the Company. Accordingly these factors, and the source and nature of recorded revenue, can impact period revenue recognition and related costs of securing revenue may vary from period to period. Operating expenses increased by 45% from $108,958 for the three months ended March 31, 2004 to $158,471 for the same period in 2005.
This increase results from increased compensation and benefits due to additional technical support staff hired during the year. General and administrative costs for the three months ended March 31, 2005 were $525,481 compared to $428,284 for the same 2004 period, an increase of 23%. This increase results from increases in several areas. General and administrative salaries and benefits increased approximately $33,000 due to the addition of personnel in several areas. Deferred compensation payable upon officers' and directors' retirement increased $24,000 because additional employees were eligible for this benefit as compared to the prior year. Outside consulting services increased approximately $26,000 because of fees paid for incorporating Learning Letter Sounds into our product and consulting fees paid for advice regarding the future of Dolphin.

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

At March 31, 2005, the Company had working capital of $1,317,501 compared to $1,097,949 at December 31, 2004. The Company has a $450,000 revolving line of credit that bears interest at a rate of 2.00% over the prime rate (7.75% as of March 31, 2005) and matures on March 31, 2006. At March 31, 2005, the Company had borrowed $100,000 under this line of credit. Additionally, the Company has a term loan with an aggregate principal balance of $183,761 as of March 31, 2005. The term loan bears interest at a rate of 1.5% over the prime rate (7.25% as of March 31, 2005) and matures on November 30, 2005. The Company is continuing to discuss future borrowing arrangements with its current lender and several bank financing sources.

There are no material operating covenants in either of the subordinated debt agreements nor in the bank loan agreements. The Company does not believe that there are any covenants that affect the way the business is operated or that would require material financial obligations.

With the expansion of the Company's product lines, the addition of new products and markets and the increase in school spending that the Company expects to see in 2005, management believes that the Company will return to a pattern of annual growth similar to that demonstrated in prior years (an average of approximately 20% per year). Management believes that it can undertake this expansion with most of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

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

As of March 31, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion and that such disclosure controls and procedures were effective. During the three months ended March 31, 2005, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.




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

4.4 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1998)

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

10.3 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.4 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.5 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15,
            2005)

10.6 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15,
            2005)

10.7 Employment Agreement with Jeffrey E. Butler dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.8 Employment Agreement with Thomas A. Shively dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.9 Employment Agreement with Neil R. Johnson dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.10 Promissory Note dated October 16, 2000 from Jeffrey E. Butler in favor of the Company (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

10.11 Promissory Note dated September 30, 2004 from the Company in favor of John Garber (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

10.12 Promissory Note dated September 30, 2004 from the Company in favor of Janis L. Butler (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Date: September 9, 2005



                             Exhibit 31.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Jeffrey E. Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of The American Education Corporation;

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

Date:  September 9, 2005

/s/  Jeffrey E. Butler
----------------------
Signature
Title:  Chief Executive Officer



                          Exhibit 31.2

               CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Neil R. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of The American Education Corporation;

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

Date:  September 9, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer



                              Exhibit 32.1




                 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB/A of The
American Education Corporation (the "Company") for the period ended March
31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer

     September 9, 2005



                              Exhibit 32.2




                 CERTIFICATION BY CHIEF FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB/A of The American Education Corporation (the "Company") for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer

     September 9, 2005