Form 10QSB
period 2005-09-30
AMERICAN EDUCATION CORP
filed 2005-11-14
CIK 705003

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2005

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                  ACT

            For the Transition Period from ________ to ________

                         Commission File #0-11078

                     THE AMERICAN EDUCATION CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                            73-1621446
-------------------------------   ----------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

   7506 North Broadway Extension, Suite 505, Oklahoma City, OK   73116
   -------------------------------------------------------------------
                 (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             YES__   NO X

Number of shares of the issuer's common stock outstanding as of November 11, 2005: 14,133,461

Transitional Small Business Disclosure Format                   YES__   NO X




THE AMERICAN EDUCATION CORPORATION


                                INDEX
                                -----
                                                                Page No.
                                                                --------
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets
           September 30, 2005 and December 31, 2004                 3

           Consolidated Statements of Income
           For the Three Months Ended September 30, 2005
           and for the Three Months Ended September 30, 2004        4

           For the Nine Months Ended September 30, 2005
           and for the Nine Months Ended September 30, 2004         5

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2005
           and for the Nine Months Ended September 30, 2004         6

           Notes to Interim Consolidated Financial
           Statements                                               7


Item 2     Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations                                              11

Item 3     Controls and Procedures                                 15



PART II - OTHER INFORMATION                                        16

SIGNATURE PAGES                                                    18



PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED BALANCE SHEETS

THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED BALANCE SHEETS


                                            September 30     December 31
                                                 2005            2004
                                            ------------     -----------
                                             (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   866,460     $   549,343
   Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $265,000 and $200,000                    3,188,167       2,146,264
  Inventory                                       16,344          14,485
  Prepaid expenses and deposits                  420,482         305,897
  Deferred tax asset                             107,266          86,542
                                             -----------     -----------
     Total current assets                      4,598,719       3,102,531


Property and equipment, at cost                1,372,480       1,308,735
  Less accumulated depreciation and
   amortization                               (1,219,229)     (1,164,389)
                                             -----------     -----------
     Net property and equipment                 153,251         144,346


Other assets:
  Capitalized software costs, net of
   accumulated amortization of $8,825,140
   and $7,652,777                              3,766,930       3,815,680
  Goodwill, net of accumulated
   amortization of $-0- and $369,097                  --       1,215,015
  Deferred tax asset - long-term                  51,674              --
                                             -----------     -----------
     Total other assets                        3,818,604       5,030,695
                                             -----------     -----------
     Total assets                            $ 8,570,574      $8,277,572
                                             ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $    67,134      $  285,261
  Accrued liabilities                          1,054,443         693,122
  Deferred revenue                             1,031,329         654,337
  Notes payable and current portion of
   long-term debt                                745,642         371,862
                                             -----------     -----------
     Total current liabilities                 2,898,548       2,004,582

Other long-term accrued liabilities              681,975         470,475
Deferred income tax liability - Long-term             --         103,921
Long-term debt                                        --         305,880
                                             -----------     -----------
     Total liabilities                         3,580,523       2,884,858
                                             -----------     -----------

Commitments and contingencies                         --              --
Stockholders' Equity:
  Preferred Stock, $.001 par value;
   Authorized - 50,000,000 shares-issued
   and outstanding-none                               --              --
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding - 14,133,461
   shares                                        359,186         359,186
  Additional paid in capital                   6,698,817       6,698,817
  Treasury stock, at cost, 234,000 shares       (319,125)       (319,125)
  Retained deficit                            (1,346,164)     (1,346,164)
  Year-to-date earnings                         (402,663)             --
                                             -----------     -----------
     Total stockholders' equity                4,990,051       5,392,714
                                             -----------     -----------
     Total liabilities and stockholders'
      equity                                 $ 8,570,574     $ 8,277,572
                                             ===========     ===========



The accompanying notes are an integral part of the financial statements.


THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED September 30, 2005 AND 2004
(unaudited)

                                                 2005          2004
                                             -----------   -----------

Sales                                        $ 2,489,284   $ 2,601,412
Cost of goods sold                               234,091       346,636
                                             -----------   -----------

Gross profit                                   2,255,193     2,254,776

Operating expenses:
 Selling and marketing                           960,623       809,070
 Operations                                      163,749       124,911
 General and administrative                      571,610       523,610
 Amortization of capitalized software
  costs                                          409,064       362,854
                                             -----------   -----------
Total operating expenses                       2,105,046     1,820,445
                                             -----------   -----------
Operating income from continuing
 operations                                      150,147       434,331

Other income (expense):
 Interest expense                                (13,543)      (19,615)
                                             -----------   -----------
Income from continuing operations
 before income taxes                             136,604       414,716

 Deferred income tax expense                      54,642       165,886
                                             -----------   -----------

Income from continuing operations                 81,962       248,830

Loss from discontinued operations (net of
 tax benefits 2005 - $42,448; 2004 - $0 )
 (Note 14)                                       (63,671)     (227,438)
                                             -----------   -----------
Net Income                                   $    18,291   $    21,392
                                             ===========   ===========

Earnings per share:
 Basic:
Continuing operations                        $      .006   $      .018
Discontinued operations                      $     (.005)  $     (.016)
Net income                                   $      .001   $      .002

  Diluted:
Continuing operations                        $      .005   $      .016
Discontinued operations                      $     (.004)  $     (.015)
Net income                                   $      .001   $      .001

Weighted average common shares outstanding:
  Basic                                       14,133,461    14,133,461
  Diluted                                     17,074,264    15,668,711



The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED September 30, 2005 AND 2004
(unaudited)

                                                 2005          2004
                                             -----------   -----------

Sales                                        $ 7,987,414   $ 7,873,473
Cost of goods sold                               861,658     1,016,713
                                             -----------   -----------
Gross profit                                   7,125,756     6,856,760

Operating expenses:
 Selling and marketing                         2,733,628     2,752,851
 Operations                                      449,206       372,638
 General and administrative                    1,802,744     1,401,795
 Impairment of goodwill (Note15)               1,215,015            --
 Amortization of capitalized software costs    1,172,364     1,040,721
                                             -----------   -----------
Total operating expenses                       7,372,957     5,568,005
                                             -----------   -----------

Operating income (loss) from
 continuing operations                          (247,201)    1,288,755

Other income (expense):
 Interest expense                                (42,112)      (50,039)
                                             -----------   -----------

Income (loss) from continuing operations
 before income taxes                            (289,313)    1,238,716

Deferred income tax expense (benefit)            (71,464)      494,645
                                             -----------   -----------

Income (loss) from continuing operations        (217,849)      744,071

Loss from discontinued operations
 (net of tax benefits 2005 -
 $104,855; 2004 - $0 ) (Note 14)                (184,814)     (526,698)
                                             -----------   -----------

Net Income (loss)                            $  (402,663)  $   217,373
                                             ===========   ===========

Earnings per share:
  Basic:
Continuing operations                        $     (.015)  $      .052
Discontinued operations                      $     (.013)  $     (.037)
Net income (loss)                            $     (.028)  $      .015

  Diluted:
Continuing operations                        $     (.013)  $      .048
Discontinued operations                      $     (.011)  $     (.034)
Net income (loss)                            $     (.024)  $      .014

Weighted average common shares outstanding:
  Basic                                       14,133,461    14,133,461
  Diluted                                     17,074,264    15,668,711



The accompanying notes are an integral part of the financial statements.



THE AMERICAN EDUCATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited)


                                                   2005          2004
                                               -----------   -----------

Cash flows from operating activities:
Net income (loss)                              $  (402,663)  $   217,373
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                  2,442,218
  1,255,875
  Reserve for bad debts                             65,000       132,014
  Deferred compensation                            211,500       163,500
  Other                                                 --        29,074

Changes in assets and liabilities:
  Accounts receivable                           (1,106,903)     (453,050)
  Inventories                                       (1,859)        4,091
  Prepaid expenses and other                      (114,585)     (260,433)
  Accounts payable and accrued liabilities         143,194      (406,832)
  Deferred revenue                                 376,992       266,835
  Deferred income taxes                           (176,319)      442,560
                                               -----------   -----------

Net cash provided by operating activities        1,436,575     1,391,007
                                               -----------   -----------

Cash flow from investing activities:
  Software development costs capitalized        (1,123,613)     (958,213)
  Purchase of property and equipment               (63,745)      (29,456)
                                               -----------   -----------
Net cash used in investing activities           (1,187,358)     (987,669)

Cash flows from financing activities:
  Proceeds received from issuance of debt          400,000            --
  Principal payments on notes payable             (332,100)     (263,023)
                                               -----------   -----------

Net cash provided by financing activities           67,900      (263,023)
                                               -----------   -----------

Net increase in cash                               317,117       140,315

Cash at beginning of the period                    549,343       216,676
                                               -----------   -----------

Cash at end of the period                      $   866,460   $   356,991
                                               ===========   ===========



The accompanying notes are an integral part of the financial statements.




THE AMERICAN EDUCATION CORPORATION
Part I
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------


1.  Description of Business:
    -----------------------

The American Education Corporation's ("the Company") business is the development and marketing of educational software to elementary, middle and secondary schools, adult literacy centers and vocational, junior and community colleges. In addition, the Company has two subsidiaries, Learning Pathways, Ltd. ("LPL"), Derby, UK, and Dolphin, Inc. ("Dolphin"), Voorhees, NJ. LPL modifies the Company's U.S. curriculum offering to conform to the UK's educational system and markets these products directly to UK and other international markets. Dolphin is a developer of educational software for many of the nation's leading textbook and electronic publishers. As indicated below, both of these subsidiaries' status has changed in the past twelve months in an effort to reorganize the Company and concentrate on the core profitable business.

In December 2004, the Company determined that the assets of LPL were impaired and its value was written down to zero. Subsequently, it has been classified as an asset held for sale and, therefore, its operations are shown as discontinued. On November 7, 2005, subsequent to the closing of this reporting period, the Company transferred all of the stock of LPL to Learning.com who has assumed the responsibility for the LPL operations. The Company expects to incur approximately $60,000 in additional expenses related to its disposition of LPL in the fourth quarter of 2005. Under the terms of the agreement with Learning.com, the Company will receive royalties on sales of its product by LPL beginning in January 2006.

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

The interim consolidated financial statements at September 30, 2005, and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation. The December 31, 2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB/A for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three and nine month periods ending September 30, 2005 are not necessarily indicative of the results that can be expected for the entire year.

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


8.  Debt:
    ----

The Company had the following indebtedness under notes and loan agreements:


                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
November 30, 2005; payments of
$24,000 per month plus interest at
the bank's prime rate plus 2%
(8.75% at September 30, 2005)              $ 39,762    $    --  $ 39,762

Revolving line of credit with bank,
matures March 31, 2006; maximum line -
$450,000, interest at the bank's prime
rate plus 2% (8.75% at September 30,
2005)                                           --          --        --

Subordinated debt due to unrelated
individual, originated March 30, 2005,
matures March 30, 2006 and may be renewed
for one year at the option of the holder;
interest at 8% payable at maturity;
convertible into the Company's common
stock at $.463 per share                    400,000         --   400,000

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per
share                                       305,880         --   305,880
                                           --------  ---------  --------
                                           $745,642  $      --  $745,642
                                           ========  =========  ========

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

The following pro forma disclosures show the effect on net income as if SFAS 123(R) had been applied prior to the required effective date. The Company's pro forma income and earnings per share are as follows for the nine months ended September 30:

                                                    2005          2004
                                                 --------      --------
Net income (loss) - as reported                 ($402,663)     $217,373
Stock - based employee compensation expense -
pro forma                                          48,500        46,485
                                                 --------      --------
Net income (loss) - pro forma                    (451,163)      170,888

Basic earnings per common share - as reported       ($.03)         $.02
Diluted earnings per common share - as reported      (.02)          .01
Basic earnings per common share - pro forma         ($.03)         $.01
Diluted earnings per common share - pro forma        (.03)          .01


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

The weighted average number of basic and diluted common shares outstanding is as follows:

                                 2005            2004
                              ----------      ----------
     Basic                    14,133,461      14,133,461
     Diluted                  17,074,264      15,668,711


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


14.  Discontinued Operations:
     -----------------------

Effective December 31, 2004 Learning Pathways, Ltd. was deemed to be an asset held for sale and an impairment loss of $1,150,000 was recognized. On November 7, 2005 LPL was subsequently sold and, therefore, in 2005 the results of operations for this business unit are presented as discontinued operations. The income statement for the prior year has been restated to reflect the results as if LPL had been discontinued as of the beginning of 2004. Assets and liabilities at September 30, 2005 were not material, and, therefore, no separate balance sheet disclosure is deemed necessary.


15.  Impairment of Goodwill:
     ----------------------

Effective June 30, 2005 the Company determined that the goodwill recorded on the balance sheet that resulted from the acquisition of Dolphin was impaired and wrote off the entire amount of $1,215,015. The Company is winding down Dolphin's software development business for outside customers and will transfer certain Dolphin employees to the Company's payroll to expand its internal software development staff.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Overview
--------

The American Education Corporation is a developer of instructional content, computer adaptive assessment testing software, and software management technology specifically designed to manage the delivery of and record the results of student progress in schools and other institutions. Java-based technology, the A+nyWhere Learning System, registered, ("A+LS") Versions 3.0 and 4.0 of educational software products, provides a research-based, integrated curriculum offering of software for grade levels 1-12 for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography. In addition, the Company provides formative assessment testing and formative instructional content for various segments of the primary, secondary and postsecondary educational markets. All Company products are designed to provide for LAN, WAN and Internet delivery options. The Company has developed computer adaptive, formative assessment testing tools to provide educators with the resources to more effectively use the Company's curriculum content, which is aligned to important state and national academic standards. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-8.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------

Effective December 31, 2004, the Company's UK subsidiary, Learning Pathways, was deemed to be an asset held for sale and its value was written down to
zero as an impairment loss.   Therefore, its operations are shown as
discontinued. The 2004 amounts have been restated to reclassify the results of Learning Pathways as discontinued. Therefore, the comparisons discussed here for the quarter and for the nine months ended September 30, 2005 below are only for the Company and its Dolphin, Inc. subsidiary. Net consolidated sales for the three months ended September 30, 2005 totaled $2,489,284 compared to $2,601,412 for the same period in 2004. This represents a decrease of 4% over the comparable 2004 quarter and is attributable to an increase in revenues at AEC offset by decreases at Dolphin. The Company achieved an increase at AEC of approximately $25,000, or 1% over the prior year, despite what management believes to be the negative impacts of hurricanes Katrina, Rita and Wilma on third quarter revenue results. The geographic areas affected by these hurricanes include several of the Company's largest revenue producing states. The Company believes that these weather-related impacts to its revenues are temporary and that most orders anticipated for this quarter were delayed or deferred to a future period. Management believes that state and federal governmental programs for educational funding remain positive for the foreseeable future. However, it should be noted that recent spikes in fuel and overall energy costs are of concern and the impact of these significant, unplanned costs are being monitored for their possible impact on the Company's future performance.
The sales decrease of approximately $138,000 at Dolphin is a result of the previously announced exit from the contract software development business. Dolphin employees began to provide additional development resources for AEC during the third quarter of 2005. The Company expects that Dolphin contract development services sales to outside customers will be completed by the end of the 2005 fiscal year.

Cost of goods sold as a percentage of sales revenue for the three months ending September 30, 2005 decreased to 9% from 13% of net revenues for the same period in 2004. This improvement is attributed to a larger portion of consolidated sales contributed by the core AEC operating unit. The Company's principal product family, A+nyWhere Learning System(r), provided gross profit margins of 97% in the third quarter of 2005, consistent with prior quarters. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses for the three months ended September 30, 2005, increased to $2,105,046, compared to $1,820,445 for the same 2004 quarter, an increase of 16%. As a percentage of sales revenue, operating expenses increased from 70% in 2004 to 85% in 2005. The increase in total operating expenses is a result of increases in marketing and selling expenditures, operations expenses, general and administrative expenses and amortization of product development costs. Selling and marketing costs increased by 19%, from $809,070 for the three months ended September 30, 2004, to $960,023 for the current period. The increase in the third quarter 2005 selling expenses is largely attributable to changes in sales mix, which resulted in increased sales commissions of approximately $135,000 as the Company billed a higher percentage of orders directly to school customers. The Company recognizes sales revenue based upon the type of customer. If the sale is made to a distributor who in turn resells a product to the end user, the amount of the sale is recorded and no commission is due the distributor and the transaction is recorded as a net sale. If the sale is billed direct to the school or other end user, a commission is paid to the distributor or a sales representative, which increases amount of the sale, but increases marketing expense as a result of an obligation to pay a commission. These commissions paid may vary depending upon the type of sale and the status of the individual or organization making the sale. The decision to sell and to bill direct to the customer and pay a subsequent commission can result from a number of factors, including credit policy issues with individual distributors as a result of payment history or limitations on authorized limits. Additionally, method of delivery of the product may necessitate direct billing to the customer and the subsequent payment of a commission.
An example would be an online product sale that requires delivery from Company servers and the related record keeping on the licensed number of users accessing the product online as well as the number of units delivered. This level of record keeping requires Company monitoring and billing directly to the customer. These factors create a change in sales mix affecting the amount of commission paid and the manner in which revenues may be recorded by the Company. Accordingly, these factors and the source and nature of recorded revenue can impact period revenue recognition. Additionally, the related costs of securing revenue may vary from period to period. Operating expenses increased by 31% from $124,911 for the three months ended September 30, 2004 to $163,749 for the same period in 2005.
This increase results from increased compensation and benefits due to additional technical support staff hired during the year. General and administrative expenses increased by 9% from $523,610 in 2004 to $571,610. General and administrative salaries and benefits increased approximately $37,000 due to the addition of personnel in several areas and audit and legal fees increased approximately $10,000 as a result of additional legal work during the third quarter.

Interest expense was $13,543 for the three months ended September 30, 2005 as compared to $19,615 for the same 2004 quarter, reflecting the lower amount of bank debt outstanding on an average daily basis somewhat offset by the additional interest cost of the increase in convertible debt issued by the Company. There was net income of $18,291 for the three months ended September 30, 2005 compared to net income of $21,392 for the same period in 2004.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------------------------

Net sales for the nine months ended September 30, 2005, totaled $7,987,414 compared to $7,873,473 for the same period in 2004. This represents an increase of 1% over the comparable 2004 period and is attributable to an increase in revenues at AEC offset by decreases at Dolphin. The Company achieved an increase at AEC of approximately $250,000, or 3% over the prior year, despite the negative impacts of hurricanes Katrina, Rita and Wilma on third quarter's revenue. Management believes that the environment for state and federal governmental educational funding remains positive for the foreseeable future. The sales decrease of approximately $135,000 at Dolphin is a result of the previously announced exit from the contract software development business. As noted above, the Dolphin employees began to provide additional development resources for AEC during the third quarter of 2005. The Company expects that Dolphin sales to customers that it is obligated to complete under the existing contracts and their associated performance obligations will be completed by the end of the 2005 fiscal year.

Cost of goods sold as a percentage of sales revenue for the nine months ending September 30, 2005 decreased to 11% compared to 13% for the same period in 2004. As noted for the quarterly results, this improvement is attributed to the increase in the sales contributed by the core AEC operating unit, which has lower cost of sales as a percentage of sales than Dolphin. The Company's principal product families, A+dvanced Learning System and the A+nyWhere Learning System, provided gross profit margins of 97% in the first nine months of 2005.

Total operating expenses for the nine months ended September 30, 2005 (excluding the $1,215,015 impairment of goodwill write-down), increased to $6,157,942, compared to $5,568,005 for the same 2004 period, an increase of 11%. As a percentage of sales revenue, operating expenses increased from 71% in 2004 to 77% in 2005. The increase in total operating expenses is a result of a decrease in marketing and selling expenditures, an increase in operations expenses, an increase in general and administrative expenses as well as an increase in amortization of product development charges for the period. Selling and marketing expenses decreased from $2,752,851 for the nine months ended September 30, 2004 to $2,733,628 for the same period in 2005 and is primarily the result of a decrease in commission expense because of changes in sales mix. Sales mix changes can occur, as noted above in the discussion of third quarter results, when a higher or lower amount of the Company's sales are billed directly as a result of credit policies and contributions to total revenues by different sales channels which require the payment of varying commission rates. Operations expense increased from $372,638 in 2004 to $449,206 for the same period in 2005, or 21%. This increase is due to the addition of staff in the operations department during the period. General and administrative expenses increased from $1,401,795 to $1,802,744, or by 29%, due to several different reasons. General and administrative salaries and benefits increased approximately $115,000 due to the addition of personnel in accounting and other departments. Deferred compensation payable upon executive officers' and directors' retirement for the period increased $48,000 as a result of additional employees who were eligible for this program, compared to the prior year. Audit and legal fees increased approximately $58,000 as a result of required additional legal costs experienced during the first nine months of 2005 and the preparation of the Company's tax returns earlier in fiscal 2005 as compared to 2004. Outside services increased approximately $64,000 due to consulting fees paid to integrate the Learning Letter Sounds product line content into the Company's product line and advice regarding the future of Dolphin. Bad debt expense increased $72,000 over the prior year as a result of an increase in the allowance for uncollectible accounts based upon higher accounts receivable balances due to the seasonal nature of the Company's business.

Interest expense for the nine months ended September 30, decreased from $50,039 in 2004 to $42,112 in 2005 reflecting the reduction in average daily bank debt levels in 2005 compared to the prior year offset by higher interest rates and higher interest due to the increase in convertible debt issued by the Company in 2005. There was a net loss of $402,663 for the nine months ended September 30, 2005, as compared to a net income of $217,373 reported for the same period in 2004. The decrease results from charges recognized by the impairment of goodwill at Dolphin of $1,215,015 for the period.

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

As of September 30, 2005 the Company's principal sources of liquidity included cash and cash equivalents of $866,460, net accounts receivable of $3,188,167 and inventory of $16,344. The Company's net cash provided by operating activities during the nine months was $1,436,575 in 2005 compared to $1,391,007 in 2004. Net cash used in investing activities for the same period increased by 20% from $987,669 in 2004 to $1,187,358 in 2005, and was comprised primarily of investment in capitalized software development costs. During the nine months ended September 30, 2005 debt due to financial institutions was reduced by $332,100 or 89%, reflecting bank indebtedness of $39,762 at September 30, 2005.

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

At September 30, 2005, the Company had working capital of $1,700,171 compared to $1,097,949 at December 31, 2004. The Company has a $450,000 revolving line of credit that bears interest at a rate of 2.00% over the prime rate (8.75% as of September 30, 2005) and matures on March 31, 2006. At September 30, 2005, the Company had no borrowings under this line of credit. Additionally, the Company has a term loan with an aggregate principal balance of $39,762 as of September 30, 2005. The term loan bears interest at a rate of 2.00% over the prime rate (8.75% as of September 30, 2005) and matures on November 30, 2005. The Company is continuing to discuss future borrowing arrangements with its current lender and several bank financing sources.

With the addition of new products, the Company's expanded market presence, the elimination of unprofitable subsidiary operations and the current favorable trends in government school spending, it is believed that the Company will maintain a pattern of sustainable growth in revenues and earnings in future years, barring unforeseen external circumstances and events. Management believes that the Company can support this expansion from its operating cash flows and credit lines. If successful, the Company should be able to enhance the overall financial performance of the business and continue to improve the Company's balance sheet and financial position.

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

As of September 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion and that such disclosure controls and procedures were effective. During the three months ended September 30, 2005, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.







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

  4.4 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

  4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

  4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

 10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1998)

 10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

 10.3 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

 10.4 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

 10.5 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.6 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.7 Employment Agreement with Jeffrey E. Butler dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.8 Employment Agreement with Thomas A. Shively dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.9 Employment Agreement with Neil R. Johnson dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q ffiled with the Securities and Exchange Commission on August 15, 2005)

 10.10 Promissory Note dated October 16, 2000 from Jeffrey E. Butler in favor of the Company (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 10.11 Promissory Note dated September 30, 2004 from the Company in favor of John Garber (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 10.12 Promissory Note dated September 30, 2004 from the Company in favor of Janis L. Butler (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                          American Education Corporation


                                         /s/ Jeffrey E. Butler
                                         ---------------------
                                         Jeffrey E. Butler,
                                         Chief Executive Officer
                                         Chairman of the Board
                                         Treasurer


                                         /s/ Neil R. Johnson
                                         ---------------------
                                         Neil R. Johnson
                                         Chief Financial Officer
                                         Chief Accounting Officer


Date: November 14, 2005






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

Date:  November 14, 2005

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

Date:  November 14, 2005

/s/  Neil R. Johnson
--------------------
Signature
Title:  Chief Financial Officer





                              Exhibit 32.1




                CERTIFICATION BY CHIEF EXECUTIVE OFFICER
        PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Butler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Jeffrey E. Butler
     ---------------------
     Jeffrey E. Butler
     Chief Executive Officer

     November 14, 2005



                              Exhibit 32.2




                  CERTIFICATION BY CHIEF FINANCIAL OFFICER
          PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB of The American Education Corporation (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Neil R. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.



By:  /s/ Neil R. Johnson
     -------------------
     Neil R. Johnson
     Chief Financial Officer

     November 14, 2005