Form 10QSB/A
period 2005-06-30
AMERICAN EDUCATION CORP
filed 2006-07-27
CIK 705003

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

                            Explanatory Note

This amendment to the Company's Form 10-QSB for the quarter ending June 30, 2005 is being filed in response to comments from the staff of the Securities and Exchange Commission, which requested that this amendment be filed to make wording changes to Item 3. Controls and Procedures. No other changes have been made in this Amended Form 10-QSB.

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


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

As of June 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended June 30, 2005, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



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

4.4 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

10.1 Purchase Agreement for the acquisition by the Company of Learning Pathways, Limited (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15,
            1998)

10.2 Stock Purchase Agreement for the acquisition by the Company of Dolphin, Inc. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2000)

10.3 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.4 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.5       Promissory Note dated March 31, 2004 from The American
            Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15,
            2005)

10.6       Promissory Note dated March 31, 2005 from The American
            Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15,
            2005)

10.7       Employment Agreement with Jeffrey E. Butler dated
            December 5, 1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.8       Employment Agreement with Thomas A. Shively dated
            December 5, 1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.9       Employment Agreement with Neil R. Johnson dated December 5,
            1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

31.1        Certification of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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


Date: July 27, 2006