Form 10QSB/A
period 2005-09-30
AMERICAN EDUCATION CORP
filed 2006-07-27
CIK 705003

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

Check whether the issuer (1) has filed all reports requested to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                YES X   NO__

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             YES__   NO X

Number of shares of the issuer's common stock outstanding as of November 11, 2005: 14,133,461

Transitional Small Business Disclosure Format                   YES__   NO X

                            Explanatory Note

This amendment to the Company's Form 10-QSB for the quarter ending September 30, 2005 is being filed in response to comments from the staff of the Securities and Exchange Commission, which requested that this amendment be filed to make wording changes to Item 3. Controls and Procedures. No other changes have been made in this Amended Form 10-QSB.



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

 10.7 Employment Agreement with Jeffrey E. Butler dated December 5, 1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.8 Employment Agreement with Thomas A. Shively dated December 5, 1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.9 Employment Agreement with Neil R. Johnson dated December 5, 1998 (incorporated by reference to the exhibit in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

 10.10 Promissory Note dated October 16, 2000 from Jeffrey E. Butler in favor of the Company (incorporated by reference to the exhibit in the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 10.11 Promissory Note dated September 30, 2004 from the Company in favor of John Garber (incorporated by reference to the exhibit in the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 10.12 Promissory Note dated September 30, 2004 from the Company in favor of Janis L. Butler (incorporated by reference to the exhibit in the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Date: July 27, 2006