Form 10QSB
period 2006-06-30
AMERICAN EDUCATION CORP
filed 2006-08-14
CIK 705003

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2006

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                     ACT

            For the Transition Period from ________ to ________

                          Commission File #0-11078

                     THE AMERICAN EDUCATION CORPORATION
     (Exact name of small business issuer as specified in its charter)

           Nevada                                     73-1621446
           ------                                     ----------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

    7506 North Broadway Extension, Suite 505, Oklahoma City, OK  73116
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

Number of shares of the issuer's common stock outstanding as of August 10, 2006: 14,133,461

Transitional Small Business Disclosure Format                  YES       NO X

                     THE AMERICAN EDUCATION CORPORATION

                                    INDEX
                                    -----

                                                                    Page No.
                                                                    --------

PART I - FINANCIAL INFORMATION

      Item 1     Balance Sheets
                 June 30, 2006 and December 31, 2005                    3

                 Statements of Income
                 For the Three Months Ended June 30, 2006
                 and for the Three Months Ended June 30, 2005           4

                 For the Six Months Ended June 30, 2006
                 and for the Six Months Ended June 30, 2005             5

                 Statements of Cash Flows
                 For the Six Months Ended June 30, 2006
                 and for the Six Months Ended June 30, 2005             6

                 Notes to Interim Financial
                 Statements                                             7


      Item 2     Management's Discussion and Analysis
                 Of Financial Condition and Results of
                 Operations                                           10


      Item 3     Controls and Procedures                              13


PART II - OTHER INFORMATION                                           14

SIGNATURE PAGES                                                       16

PART I - FINANCIAL INFORMATION

ITEM 1 - BALANCE SHEETS

                     THE AMERICAN EDUCATION CORPORATION
                               BALANCE SHEETS


                                               June 30       December 31
                                                 2006            2005
                                            ------------     -----------
                                             (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   793,503     $   977,040
  Accounts receivable, net of allowance
   for returns and uncollectible accounts
   of $300,000 and $300,000                    3,370,129       2,314,586
  Inventory                                       18,808          21,368
  Prepaid expenses and deposits                  199,605         306,001
  Deferred tax asset                             125,388         125,388
                                             -----------     -----------

     Total current assets                      4,507,433       3,744,383


Property and equipment, at cost                1,362,157       1,295,781
  Less accumulated depreciation and
   amortization                               (1,167,667)     (1,134,226)
                                             -----------     -----------
     Net property and equipment                  194,490         161,555

Other assets:
  Capitalized software costs, net of
   accumulated amortization of
   $8,986,171  and $8,197,969                  4,020,105       3,896,582
  Deferred tax asset                                  --          31,857
                                             -----------     -----------
     Total other assets                        4,020,105       3,928,439
                                             -----------     -----------

     Total assets                            $ 8,722,028     $ 7,834,377
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable trade                     $   159,107     $   288,881
  Accrued liabilities                          1,184,504         758,124
  Deferred revenue                               593,525         786,230
  Notes payable and current portion of
   long-term debt                                851,657         305,880
                                             -----------     -----------

     Total current liabilities                 2,788,793       2,139,115

Other long-term accrued liabilities              888,975         752,475
Deferred income Tax                              181,475               -
Long-term debt                                         -         400,000
                                             -----------     -----------
     Total liabilities                         3,859,243       3,291,590
                                             -----------     -----------
Commitments and contingencies                          -               -
Stockholders' Equity:
  Preferred Stock, $.001 par value;
  Authorized - 50,000,000 shares-issued
   and outstanding-none                                -               -
  Common Stock, $.025 par value
   Authorized 30,000,000 shares
   Issued and outstanding -
   14,133,461 shares                             359,186         359,186
  Additional paid in capital                   6,698,817       6,698,817
  Treasury stock, at cost, 234,000 shares       (319,125)       (319,125)
  Retained deficit                            (2,196,091)     (2,196,091)
  Year-to-date earnings                          319,998               -
                                             -----------     -----------
     Total stockholders' equity                4,862,785       4,542,787
                                             -----------     -----------
     Total liabilities and
      stockholders' equity                   $ 8,722,028     $ 7,834,377
                                             ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                     THE AMERICAN EDUCATION CORPORATION
                            STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                (unaudited)


                                                 2006          2005
                                             -----------   -----------

Sales                                        $ 3,186,623   $ 3,158,524
Cost of goods sold                               119,988       285,719
                                             -----------   -----------

Gross profit                                   3,066,635     2,872,805

Operating expenses:
 Selling and marketing                         1,143,965     1,039,485
 Operations                                      188,347       126,987
 General and administrative                      639,482       705,652
 Impairment of goodwill (Note 15)                     --     1,215,015
 Amortization of capitalized software costs      403,219       390,592
                                             -----------   -----------

Total operating expenses                       2,375,013     3,477,731
                                             -----------   -----------

Operating income (loss) from continuing
 operations                                      691,622      (604,926)

Other income (expense):
 Interest income  (expense), net (Note 16)        61,074       (18,039)
                                             -----------   -----------

Income (loss) from continuing operations
 before income taxes                             752,696      (622,965)

Deferred income tax expense (benefit)            301,079      (204,925)
                                             -----------   -----------

Income (loss) from continuing operations         451,617      (418,040)

Loss from discontinued operations (net of tax
 benefits of $27,245 in 2005 ) (Note 14)              --       (68,401)
                                             -----------   -----------
Net Income (loss)                            $   451,617   $  (486,441)
                                             ===========   ===========

Earnings per share:
 Basic:
Continuing operations                        $      .032   $     (.030)
Discontinued operations                      $        --   $     (.004)
Net income (loss)                            $      .032   $     (.034)

  Diluted:
Continuing operations                        $      .026   $     (.025)
Discontinued operations                      $        --   $     (.004)
Net income (loss)                            $      .026   $     (.029)

Weighted average common shares outstanding:
 Basic                                        14,133,461    14,133,461
 Diluted                                      17,138,395    16,596,726

   The accompanying notes are an integral part of the financial statements.

                      THE AMERICAN EDUCATION CORPORATION
                            STATEMENTS OF INCOME
                   SIX MONTHS ENDED June 30, 2006 AND 2005
                                 (unaudited)

                                                 2006          2005
                                             -----------   -----------

Sales                                        $ 5,044,823   $ 5,498,131
Cost of goods sold                               215,088       627,568
                                             -----------   -----------

Gross profit                                   4,829,735     4,870,563

Operating expenses:
 Selling and marketing                         1,883,302     1,773,005
 Operations                                      408,670       285,458
 General and administrative                    1,268,302     1,231,133
 Impairment of goodwill (Note15)                      --     1,215,015
 Amortization of capitalized software costs      788,202       763,300
                                             -----------   -----------

Total operating expenses                       4,348,476     5,267,911
                                             -----------   -----------

Operating income (loss) from continuing
 operations                                      481,259      (397,348)

Other income (expense):
 Interest income (expense), net (Note 16)         52,072       (28,569)
                                             -----------   -----------

Income (loss) from continuing operations
 before income taxes                             533,331      (425,917)

Deferred income tax expense (benefit)            213,333      (126,106)
                                             -----------   -----------

Income (loss) from continuing operations         319,998      (299,811)

Loss from discontinued operations (net of tax
 benefits of $62,407 in 2005) (Note 14)               --      (121,143)
                                             -----------   -----------

Net Income (loss)                            $   319,998   $  (420,954)
                                             ===========   ===========

Earnings per share:
  Basic:
Continuing operations                        $      .023   $     (.022)
Discontinued operations                      $        --   $     (.008)
Net income (loss)                            $      .023   $     (.030)

  Diluted:
Continuing operations                        $      .019   $     (.018)
Discontinued operations                      $        --   $     (.007)
Net income (loss)                            $      .019   $     (.025)

Weighted average common shares outstanding:
 Basic                                        14,133,461    14,133,461
 Diluted                                      17,138,395    16,596,726

   The accompanying notes are an integral part of the financial statements.

                       THE AMERICAN EDUCATION CORPORATION
                           STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (unaudited)

                                                   2006          2005
                                               -----------   -----------

Cash flows from operating activities:
Net income (loss)                              $   319,998  $  (420,954)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization                     821,643    2,015,771
 Reserve for bad debts                                  --       50,000
 Deferred compensation                             136,500      141,000

Changes in assets and liabilities:
 Accounts receivable                            (1,055,543)  (1,079,396)
 Inventories                                         2,560       (6,269)
 Prepaid expenses and other                        106,396      (35,079)
 Accounts payable and accrued liabilities          296,606       50,978
 Deferred revenue                                 (192,705)      (7,486)
 Deferred income taxes                             213,332     (188,513)
                                               -----------   -----------

 Net cash provided by operating activities         648,787      520,052
                                               -----------   -----------

Cash flow from investing activities:
 Software development costs capitalized           (911,725)    (733,884)
 Purchase of property and equipment                (66,376)     (36,284)
                                               -----------   -----------

 Net cash used in investing activities            (978,101)    (770,168)
                                               -----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of debt                    145,777      400,000
 Principal payments on notes payable                    --     (165,188)
                                               -----------   -----------

 Net cash provided by financing activities         145,777      234,812
                                               -----------   -----------

Net increase (decrease) in cash                   (183,537)     (15,304)

Cash at beginning of the period                    977,040      549,343
                                               -----------   -----------

Cash at end of the period                      $   793,503   $  534,039
                                               ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                       THE AMERICAN EDUCATION CORPORATION
                                    Part I
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                 FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005


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

In November and December 2005, all of the Company's subsidiaries were either sold or merged into the Company. Therefore, for 2006 the financial statements include only The American Education Corporation. For 2005 the Company's financial statements include the Company and its wholly owned subsidiaries, Dolphin, Inc. and Learning Pathways, Ltd. All material intercompany transactions were eliminated.

The interim financial statements at June 30, 2006, and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation.
The December 31, 2005 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements. They should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. The accompanying unaudited interim financial statements for the three and six-month periods ending June 30, 2006 are not necessarily indicative of the results that can be expected for the entire year.

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

3.     Revenue Recognition:
       -------------------

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, 98-9 and modifications thereto on software revenue recognition. The Company has also adopted revenue recognition policies regarding sales with multiple deliverables, which comply with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" that became effective July 1, 2003.

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

6.    Property and Equipment:
      ----------------------

Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets, usually three to five years.

8.    Debt:
      ----

The Company had the following indebtedness under notes and loan agreements:


                                           Current   Long-term   Total
                                          ---------  ---------  --------

Line of credit with bank, matures
October 30, 2006; maximum line -
$550,000, interest at the bank's prime
rate plus 1% (9.25% at June 30, 2006)     $ 120,000         --  $120,000

Equipment line of credit with bank;
maximum line - $50,000, interest at the
bank's prime rate plus 1.5% payable
monthly (9.75% at June 30, 2006) until
February 21, 2007 at which time the
outstanding balance will become a three
year term loan with principal and
interest payable monthly                     25,777               25,777

Subordinated debt due to unrelated
individual, originated March 30, 2005,
matures March 30, 2007; interest at 8%
payable at maturity; convertible into
the Company's common stock at $.463 per
share                                       400,000         --   400,000

Subordinated debt due to shareholder
affiliates, originated April 1, 2003,
matures September 30, 2006; interest
at 8% payable quarterly, principal due
at maturity, convertible into the
Company's common stock at $.40 per share    305,880         --   305,880
                                          ---------  ---------  --------
                                          $ 851,657  $      --  $851,657
                                          =========  =========  ========

9.    Stock Options:
      -------------

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

The shareholders also approved a Director's Stock Option Plan during 1998 and approved an amendment to the Plan in 2001 to increase the number of shares available. The total shares issuable under this Plan are 200,000. Each outside director initially elected or appointed is granted an option to purchase 5,000 shares of common stock at the fair market value at the date of the grant. Additionally, each outside director will automatically be granted an option to purchase 3,000 shares of common stock as of January 1 of each succeeding calendar year, if options are available, through termination of the Plan on March 31, 2008. Options granted are exercisable immediately and for a period of three years after the date of the grant or, if earlier, ninety days after the date when the participant ceases to be a director of the Company. Additionally, the Company has a non-qualified stock option plan that originated in 1996.

The Company has historically measured compensation from issuing employee stock options under the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" which is an intrinsic value method. Through December 31, 2005 the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation has been incurred unless the market value was greater than the option exercise price.

Effective January 1, 2006 the Company adopted accounting pronouncement FAS 123 (R) Share Based Payments, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123 (R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

There were no options granted or exercised during the three months or six months ended June 30, 2006. All existing options were fully vested as of the beginning of the period. Therefore, there is no compensation expense recognized during the period. Additionally, there was no share-based compensation expense related to employee stock options recognized during the three and six months ended June 30, 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, no share-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS No. 123 for the three and six month periods ended June 30, 2005, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts illustrated as follows:

                                            Three Months        Six Months
                                               Ended              Ended
                                           June 30, 2005      June 30, 2005
                                           -------------      -------------
  Net income - as reported                   ($486,441)         ($420,954)
  Stock - based employee compensation
   expense - pro forma                          11,825             23,650
                                             ---------          ---------

  Net income - pro forma                      (498,266)          (444,604)

  Basic earnings per common share -
   as reported                                   ($.03)             ($.03)
  Diluted earnings per common share -
   as reported                                    (.03)              (.02)
  Basic earnings per common share -
   pro forma                                     ($.04)             ($.03)
  Diluted earnings per common share -
   pro forma                                      (.03)              (.03)

A summary of the activity under the Company's stock option plans for the six month period ended June 30, 2006 is presented below:

                                                     Weighted
                                                      Average
                                       Weighted      Remaining
                                        Average     Contractual     Aggregate
                                       Exercise         Term        Intrinsic
                           Shares        Price        (Years)         Value
                         ---------     --------     -----------     ---------
Options outstanding
 at December 31, 2005    4,255,544
       $0.38
Granted                          -
Exercised                        -
Expired                    (13,500)       0.33
                         ---------
Options outstanding at
 June 30, 2006           4,242,044       $0.38          1.35        $715,677
                         =========
Options exercisable at
 June 30, 2006           4,242,044       $0.38          1.35        $715,677
                         =========

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

The weighted average number of basic and diluted common shares outstanding is as follows:

                                            2006             2005
                                        ----------        ----------
                      Basic             14,133,461        14,133,461
                      Diluted           17,138,395        16,596,726

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

14.    Discontinued Operations:
       -----------------------

Effective December 31, 2004 Learning Pathways, Ltd. was deemed to be an asset held for sale and was subsequently sold in November 2005. Therefore its results in 2005 are presented as discontinued operations.

15.    Impairment of Goodwill:
       ----------------------

Effective June 30, 2005 the Company determined that the goodwill recorded on the balance sheet that resulted from the acquisition of Dolphin was impaired and wrote off the entire amount of $1,215,015.

16.    Related Party Transaction:
       -------------------------

During the three months ended June 30, 2006 the Company recorded as compensation expense and interest income the interest due on a note from the Company's Chief Executive Officer, Jeffrey E. Butler in the amount of $72,000, representing interest on a $300,000 loan that he repaid in 2003. The amount, approved by the Company's board of directors, was treated as a bonus granted for the successful completion of the elimination of the Company's subsidiaries and their related cost to the Company.

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

The A+LS comprehensive family of educational software is now in use in over 12,100 schools, centers of adult literacy, colleges and universities, and correctional institutions in the U.S., UK and other international locations. A+dvancer, trademark, Online, the Company's postsecondary offering, identifies basic skill deficiencies and provides remedial coursework helping students to attain college entry-level academic skills in Mathematics, Elementary Algebra, Reading Comprehension, and Sentence Skills. A+dvancer reduces demand on institutional admissions and developmental departments, while providing students with both improved skills assessment and the alignment to developmental and remedial coursework in an online, self-paced learning environment.

The Company is a technology-based publishing enterprise. To remain competitive it must constantly invest in the development of programming technology to keep its product offering up-to-date and ensure that its products maintain compatibility with constantly changing and revised database and operating system platforms sold to schools by other developers. The Company must also update its content and underwrite content revisions to realign its content with new, or updated state and national educational standards to remain competitive. During the six months ended June 30, 2006 the Company spent approximately $912,000 in these efforts, an increase of 24% over the first six months of 2005. The Company expects this rate of increase over the prior year will approximate 20% for the full year. To accomplish this essential, ongoing corporate function requires retention and recruitment of a highly skilled professional workforce. These investments are essential, recurring costs of doing business that impact the Company's operating cost and margin structures.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------

The Company's UK subsidiary, Learning Pathways, was sold in November 2005 and therefore its operations are shown as discontinued. As a result, the comparisons discussed here and for the six months ended June 30, 2006 below are only for the Company and its Dolphin, Inc. subsidiary, which was merged into the Company on December 31, 2005. Net sales for the three months ended June 30, 2006 totaled $3,186,623 compared to $3,158,524 for the same period in 2005. This represents an increase of 1% over the comparable 2005 quarter and is attributable to two primary factors. Revenues in the Company's core business increased by approximately $254,000 or 9% compared to the second quarter of 2005. This result is primarily attributable to increased spending in the Southern Gulf region which dropped precipitously after the hurricanes devastated the area in 2005. Offsetting this increase, in 2005 the Company announced that its Dolphin subsidiary would be integrated into the Company's development effort and would no longer participate in the contract software development business. Therefore, in 2006 there was no revenue from this source compared to approximately $226,000 in 2005. Orders in the second quarter were bolstered by approximately $193,000 in sales that we previously noted were delayed from the first quarter.

Cost of goods sold decreased 58% from $285,719 in 2005 to $119,988 for the three months ending June 30, 2006 because of the elimination of contract development sales and the related cost of sales at Dolphin. The Company's principal product family, A+nyWhere Learning System(r), provided gross profit margins of 96% in the second quarter of 2006, consistent with prior quarters. The Company expects that its gross profit margins for its principle product families should remain at this level for the remainder of 2006. Cost of goods sold represents the actual cost to produce the software products and includes certain allocated overhead costs.

Total operating expenses recorded for the three months ended June 30, 2006 were $2,375,013 or 75% of sales, compared to $2,262,716 (excluding the impairment of goodwill write-down) or 72% of sales, for the same 2005 quarter. The increase in total operating expenses is comprised of an increase in marketing and selling expenditures, an increase in operations expenses, a decrease in general and administrative expenses and an increase in amortization of product development charges for the period. Selling and marketing expenses increased by 10% from $1,039,485 in 2005 to $1,143,965 for 2006. There are several reasons for this increase. Sales commissions increased by approximately $18,000 and is primarily the result of changes in sales mix, as the Company billed a higher percentage of orders directly to school customers. The Company recognizes sales revenue based upon the type of customer. If the sale is made to a distributor who in turn resells a product to the end user, the amount of the sale is recorded, no commission is due the distributor and the transaction is recorded as a net sale. If the sale is billed direct to the school or other end user, a commission is paid to the distributor or a sales representative, which increases the amount of the sale, but a transaction of this nature would directly increase marketing expense as a result of an obligation to pay a commission. Commission percentages vary depending up the type of sale and the status of the individual or organization making the sale. The decision to sell and to bill direct to the customer and pay a subsequent commission can result from a number of factors, including credit policy issues with individual distributors as a result of payment history or limitations on authorized limits. Additionally, method of delivery of the product may necessitate direct billing to the customer and the subsequent payment of a commission.
An example would be an online product sale that requires delivery from company servers and related record keeping on licensed number of users accessing the product online as well as the number of units delivered. This level of record keeping requires company monitoring and billing directly to the customer. These factors create a change in sales mix affecting the amount of commission paid and the manner in which revenues may be recorded by the Company. Accordingly, these factors, and the source and nature of recorded revenue, can impact period revenue recognition and related costs of securing revenue may vary from period to period. Additionally, there was approximately a $53,000 increase in the cost of free titles given away as sales promotions during the period and an increase in services of approximately $33,000 resulting from the addition of several sales consultants to increase coverage of our distribution in various parts of the country. The Company expects selling and marketing expenses to increase by approximately 10% over the full year.

Operations expense increased by 48% from $126,987 to $188,347 primarily as a result of increased compensation and benefits due to additional technical support staff hired compared to the same period last year. The Company expects its operations costs to increase approximately 20% over the full year in 2006. General and administrative expenses decreased by 9% from $705,652 to $639,482 from a range of cost elements which, on a cumulative basis contributed to lower total expense. Compensation expense increased by $72,000 as a result of interest owed on a note from the Company's Chief Executive Officer that was repaid in 2003. This amount, approved by the board of directors, was treated as a bonus granted for the successful completion of the elimination of the Company's subsidiaries and their related costs and impact on the business. Other material elements were: 1.) Royalty expense decreased $36,000 over the prior year as a result of the termination of one of the Company's royalty agreements; 2.) Bad debt expense decreased by $50,000 because of an absence of specific write-offs that were not necessary in 2006 as compared to fiscal 2005; 3.) Consulting services were approximately $24,000 lower in 2006 resulting from the completion of payment of consulting fees necessary to integrate Learning Letter Sounds, an emergent reading product line acquired in late 2005. The remainder of the decrease resulted from the cumulative effect of lower expense levels in a number of general and administrative cost areas.

Costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. During the second quarter of 2006, the Company capitalized $499,247 of product development costs, and net of accumulated amortization had capitalized software costs of $4,020,105 at June 30, 2006. Amortization of product development costs was $403,219 for the three months ended June 30, 2006, a 3% increase over the $390,592 amortized in the second quarter of 2005. It is anticipated that these costs will increase by 5% over the full year. Over the past year, the Company made substantial progress in development efforts on revised, updated and expanded curriculum offerings. The increase in amortization expense is a result of greater capitalized development costs associated with these essential investments in the Company's future and competitive position.

There was net interest income of $61,074 for the three months ended June 30, 2006 compared to net interest expense of $18,039 for the same 2005 quarter reflecting the reduction in average daily bank debt levels in 2006 compared to the prior year offset by higher interest rates and the recognition of interest income from the Company's Chief Executive Officer discussed above. The Company had net income of $451,617 for the three months ended June 30, 2006 compared to a net loss of $(486,441) for the same period in 2005, which was largely a result of the $1,215,015 impairment write-off last year of the Dolphin subsidiary goodwill.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
------------------------------------------------------

Net sales for the six months ended June 30, 2006, totaled $5,044,823 compared to $5,498,131 for the same period in 2005. This represents a decrease of 8% over the comparable 2005 period. This decrease is attributable to a decrease of 1% in sales in the Company's core business resulting from a slow first quarter still suffering from the effects of last years hurricanes in the Southern Gulf region and a decrease in sales due to the cessation of outside programming services and integration of Dolphin into the Company's development effort that resulted in no Dolphin sales in 2006 compared to $406,128 in 2005. This decrease was partially offset by improved results in the second quarter as the Company began to see a return to educational spending in that region.

Cost of goods sold decreased 66% from $627,568 in 2005 to $215,088 for the six months ending June 30, 2006 because of the elimination of contract development sales and the related cost of sales at Dolphin. The Company's principal product family, A+nyWhere Learning System(r), provided gross profit margins of 96% for the first six months of 2006.

Total operating expenses for the six months ended June 30, 2006 increased to $4,348,476 compared to $4,052,896 for the same 2005 period (excluding the impairment of goodwill write-down), an increase of 7%. As a percentage of sales revenue, operating expenses increased from 74% in 2005 to 86% in 2006. The increase in total operating expenses is primarily comprised of planned increases in marketing and selling expenditures, operations expenses, general and administrative expenses and amortization of product development charges for the period.

Selling and marketing expenses increased by 6% from $1,773,005 in 2005 to $1,883,302 for 2006. There are several offsetting changes within this expense category. Sales commissions increased by approximately $61,000 and is primarily the result of changes in sales mix, as the Company billed a higher percentage of orders directly to school customers. See the discussion of the Company's three-month results above, for a discussion of the Company's sales revenue recognition practices. There was also an increase in services of approximately $45,000 resulting from the addition of several sales consultants to increase coverage of our distribution in various parts of the country. Operations expense increased by 43% from $285,458 to $408,670 as a result of increased compensation and benefits due to additional technical support staff hired compared to the same period last year. General and administrative expenses increased by 3% from $1,231,133 to $1,268,302 for several different reasons. Salaries and wages costs increased as a result of higher employment and compensation costs noted in the three-month discussion above. Additionally, audit and legal fees increased approximately $40,000 as a result of required additional legal costs experienced during 2006 primarily from the legal costs of the Company's proposed privatization transaction and the legal fees associated with the pursuit of several trademark infringement actions initiated by the Company. Management believes that these costs will decline in the last two quarters of 2006 after the Company completes its "going private" transaction and deregisters its securities with the SEC. The Company has received clearance from the SEC for its disclosure document that will be sent to the Company's shareholders in connection with the Company's "going private" transaction. The Company anticipates that it will complete the "going private" transaction in the third quarter of 2006. Consulting services decreased by approximately $21,000 resulting from the end of the consulting payments made to integrate Learning Letter Sounds product line into the Company's software delivery and management engines. Bad debt expense decreased by $50,000 as a result of imposition of new credit policies designed to control this exposure. During the six months ended June 30, 2006, the Company capitalized $911,725 of product development costs, while the amortization of product development costs was $788,202 for the same period, a 3% increase over the $763,300 amortized in the first six months of 2005.

There was net interest income of $52,072 for the six months ended June 30, 2006 compared to net interest expense of $28,569 for the same 2005 quarter reflecting the reduction in average daily bank debt levels in 2006 compared to the prior year offset by higher interest rates and the recognition of interest income from the Company's Chief Executive Officer discussed above. The Company had net income of $319,998 for the six months ended June 30, 2006 compared to a net loss of $(420,954) for the same period in 2005, resulting primarily from the impairment write-off last year of the Dolphin subsidiary goodwill.


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

As of June 30, 2006 the Company's principal sources of liquidity included cash and cash equivalents of $793,503, net accounts receivable of $3,370,129 and inventory of $18,808. The Company's net cash provided by operating activities during the six months ended June 30, 2006 was $648,787 compared to $520,052 for the same period in 2005. Net cash used in investing activities for the six months ended June 30 increased by 27% from $770,168 in 2005 to $978,101 in 2006, and was comprised primarily of investment in capitalized software development costs. At June 30, 2006, the Company had working capital of $1,718,640 compared to $1,605,268 at December 31, 2005. The increase in working capital was primarily due to an increase in accounts receivable of approximately $1,056,000 offset by the change of $400,000 in subordinated debt from a long-term to a current liability during the six month period and an increase of approximately $426,000 in accrued liabilities resulting from an increase in accrued commissions.. The Company has a $550,000 revolving line of credit that bears interest at a rate of 1.00% over the prime rate (9.25% as of June 30, 2006) and matures on October 30, 2006. At June 30, 2006, there were borrowings totaling $120,000 under this line of credit. Additionally, the Company has a $50,000 equipment credit line that bears interest at 1.5% over the prime rate (9.75% as of June 30, 2006) that will be converted into a three-year term loan on February 21, 2007. As of June 30, 2006, $25,777 was borrowed under the equipment line of credit.

In April 2003, the Company borrowed $305,880 from major shareholder affiliates, which is subordinated to the debt owed to the Company's senior lender. This debt matures in September of 2006 and is convertible into the Company's common stock at $.40 per share. On March 30, 2005, the Company entered into a Convertible Note Purchase Agreement with an unaffiliated individual. Pursuant to the terms of the Convertible Note Purchase Agreement, the Company issued the note purchaser an unsecured 8%
Subordinated Convertible Note in the original aggregate principal amount of $400,000 (the "Note"). All principal and interest on the Note is due and payable on March 30, 2007. The Note is convertible at any time at the note purchaser's option into shares of the Company's common stock at the initial conversion price of $0.463 per share, subject to certain anti-dilution adjustments. Any shares of common stock issued upon conversion of the Note will have "piggy-back" registration rights. The proceeds from the subordinated convertible debt were used to reduce accounts payable, bank debt and to support the normal operations of the business.

There are no material operating covenants in either of the subordinated debt agreements nor in the bank loan agreements. The Company does not believe that there are any covenants that affect the way the business is operated or that would require material financial obligations.

With the continued expansion of the Company's product lines, the cost of the addition of new products and markets and the increase in marketing that the Company expects to incur in 2006, along with the cash requirement to fund the stock repurchase that will lead to privatization of the Company, there will be continuing cash needs for the business. Management believes that it can undertake these projects with most, if not all, of the Company's working capital requirements secured from its operating cash flows. If successful, the Company should be able to enhance the liquidity of the business and the overall strength of the Company's balance sheet and financial position.

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


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------


As of June 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended June 30, 2006, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

4.4 Stock Option Plan for Employees (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 1998)

4.5 First Amendment to the Stock Option Plan for Employees (incorporated by reference to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999)

4.6 Second Amendment to the Stock Option Plan for Employees (incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000)

10.1 Convertible Note Purchase Agreement dated March 30, 2005 by and between The American Education Corporation and David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.2 The American Education Corporation 8% Subordinated Convertible Promissory Note dated March 30, 2005 in favor of David J. Smith (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.3 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.4 Promissory Note dated March 31, 2004 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.5 Promissory Note dated April 30, 2006 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006)

10.6 Business Loan Agreement (Asset Based) dated April 30, 2006 from The American Education Corporation in favor of UMB Bank, N.A. (incorporated by reference to the exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006)

10.7 Employment Agreement with Jeffrey E. Butler dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.8 Employment Agreement with Thomas A. Shively dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.9 Employment Agreement with Neil R. Johnson dated December 5, 1998 (incorporated by reference to the exhibit in the quarterly report 10-Q filed with the Securities and Exchange Commission on August 15, 2005)

10.10 Promissory Note dated October 16, 2000 from Jeffrey E. Butler in favor of the Company (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

10.11 Promissory Note dated September 30, 2004 from the Company in favor of John Garber (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

10.12 Promissory Note dated September 30, 2004 from the Company in favor of Janis L. Butler (incorporated by reference to the exhibit in the annual report 10-KSB/A filed with the Securities and Exchange Commission on September 9, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        The American Education Corporation


                                        /s/ Jeffrey E. Butler
                                        ----------------------------------
                                        Jeffrey E. Butler,
                                        Chief Executive Officer
                                        Chairman of the Board
                                        Treasurer


                                        /s/ Neil R. Johnson
                                        ----------------------------------
                                        Chief Financial Officer
                                        Chief Accounting Officer


Date: August 14, 2006